Form 10QSB
period 1996-06-30
HUMASCAN INC
filed 1996-09-19
CIK 1015194

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                        --------------------------------

                                   FORM 10-QSB

X QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996

   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ________ to _________ .

                             Commission File Number
                                     0-21015

                                  HUMASCAN INC.
        (Exact name of small business issuer as specified in its charter)

         Delaware                                         22-3345046
(State or other jurisdiction of                         (IRS Employer
incorporation or organization)                        Identification No.)

                514 Centennial Avenue, Cranford, New Jersey 07016
                    (Address of principal executive offices)

                                 (908) 709-3434
                (Issuer's telephone number, including area code)

                                 Not Applicable
              (Former name, former address, and former fiscal year,
                          if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes No X * .

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date; As of September 1, 1996, Issuer had outstanding 5,020,313 shares of common stock, par value $.01 per share.

Transitional small business disclosure format (check one): Yes No X .

* Registrant became subject to the filing requirements of the Securities Exchange Act of 1934 on August 19, 1996, when its Registration Statements on Form SB-2 and Form 8-A were declared effective by the Commission.

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                                  HumaScan Inc,
                        (A Development Stage Enterprise)
                             Condensed Balance Sheet
                       December 31, 1995 and June 30, 1996


                                                                                     12/31/95          6/30/96
                                                                                    -----------      ------------
                                                                                                      (Unaudited)

Assets

Current Assets:
  Cash                                                                              $    218,520     $   232,525
  Prepaid Expenses                                                                         5,000               0
                                                                                    ------------     -----------
    Total current assets                                                                 223,520         232,525
  Property, plant and equipment, net                                                       4,400          49,783
  Other assets                                                                           145,000         922,358
                                                                                    ------------     -----------
    Total assets                                                                    $    372,920      $1,204,666
                                                                                    ============     ===========


Liabilities and Stockholder's Deficit

Current Liabilities:
  Notes payable                                                                          350,000               0
  Accrued expenses                                                                     1,493,571       1,149,561
  Due to officer                                                                         125,000               0
  Obligations under capital lease                                                              0           7,708
                                                                                    ------------     -----------
    Total current liabilities                                                          1,968,571       1,157,269

Obligations under capital lease, noncurrent portion                                         --            39,948

Series A Convertible Preferred Stock (redeemable), $0.01 par value, 6,000,000 shares authorized; in 1995, no shares issued and outstanding; in 1996,
  2,943,750 shares issued and outstanding shown net of stock
  subscriptions receivable of $4,479,300                                                    --         1,916,633

Stockholders' deficit:
Common Stock, $0.01 par value, 25,000,000 shares authorized; in 1995, 1,747,500 shares issued and outstanding; in 1996,
  2,076,563 shares issued and outstanding                                                 17,475          20,766
Additional paid-in capital                                                            (1,401,875)     (1,061,681)
Deficit accumulated during the development stage                                        (211,251)       (868,269)
                                                                                    ------------     -----------
  Total stockholders' deficit                                                         (1,595,651)     (1,909,184)
                                                                                    ------------     -----------
  Total liabilities and stockholders' deficit                                       $    372,920     $ 1,204,666
                                                                                    ============     ===========




       See accompanying notes to unaudited condensed financial statements.

                                  HumaScan Inc.
                        (A Development Stage Enterprise)
                       Condensed Statements of Operations

        For the Three Months and Six Months Ended June 30, 1996 and 1995
 and for the period from December 27, 1994 (date of inception) to June 30, 1996

                                   (UNAUDITED)

                                                                                             For the Period
                                                                                              from 12/27/94
                                        Three Months Ended            Six Months Ended      (date of inception)
                                      6/30/96        6/30/95        6/30/96        6/30/95      to 6/30/96
                                    -----------    -----------    -----------    -----------    -----------

Interest income                      $    1,888     $     --       $    3,134     $     --       $    4,033
                                    -----------    -----------    -----------    -----------    -----------
Operating Expenses:
  Salaries                               73,265           --          128,854           --       $  128,854
  Consulting fees                        30,361         12,250         52,253         38,750        145,095
  Legal/Professional fees                 3,345           --           42,668         20,683        142,640
  Interest expense                      275,864           --          363,469           --          370,510
  Other                                  37,709          1,214         72,908          3,405         85,203
                                    -----------    -----------    -----------    -----------    -----------
                                        420,544         13,464        660,152         62,838        872,302

                                    ===========    ===========    ===========    ===========    ===========
Net loss                            ($  418,656)   ($   13,464)   ($  657,018)   ($   62,838)   ($  868,269)
                                    ===========    ===========    ===========    ===========    ===========

Net loss per common share           ($     0.08)    $     0.00    ($     0.14)   ($     0.02)
                                    ===========    ===========    ===========    ===========

Shares used in computing
  net loss per share                  5,124,926      4,326,718      4,725,822      3,895,406
                                    ===========    ===========    ===========    ===========


      See accompanying notes to unaudited condensed financial statements.

                                  HumaScan Inc.
                        (A Development Stage Enterprise)
                       Condensed Statements of Cash Flows

                 For the six months ended June 30, 1996 and 1995
          and for the period from December 27, 1994 (date of inception)
                                to June 30, 1996

                                   (UNAUDITED)

                                                                                        Six months              Period from
                                                                                       ended June 30,         December 27, 1994
                                                                               ----------------------------- (date of inception)
                                                                                  1996               1995      to June 30, 1996
                                                                               ----------         ----------   ----------------
Cash flows from operating activities:
  Net loss                                                                    ($  657,018)        ($   62,838)    ($ 868,269)
  Adjustments to reconcile net loss to net cash used in
   operating activities:
  Noncash miscellaneous expenses                                                   10,000               --            10,000
  Noncash interest expense                                                        343,485               --           343,485
  Depreciation expense                                                              4,606               --             4,606
  Changes in operating assets and liabilities:
    Increase in other assets                                                     (162,358)              --          (202,358)
    Decrease in prepaid expenses                                                    5,000               --              --
    Increase in accrued expenses                                                   45,990               --            89,561
                                                                               ----------          ----------     ----------
      Net cash used in operating activities                                      (410,295)            (62,838)      (622,975)
                                                                               ----------          ----------     ----------

Cash flows from investing activities:
  Increase in other assets                                                           --                  --             --
  Purchase of property, plant and equipment                                          --                  --           (4,400)
  Payments for production line                                                   (615,000)               --         (720,000)
  Payments in connection with license agreement                                  (400,000)           (100,000)      (550,000)
                                                                               ----------          ----------     ----------
    Net cash used in investing activities                                      (1,015,000)           (100,000)    (1,274,400)
                                                                               ----------          ----------     ----------

Cash flows from financing activities:
  Proceeds from issuance of common stock                                             --               203,600        215,600
  Proceeds from officer loan                                                         --                  --          125,000
  Payments on officer loan                                                        (91,000)               --          (91,000)
  Proceeds from borrowings of notes payable                                       460,000                --          810,000
  Principal payments on obligation under capital lease                             (2,333)               --           (2,333)
  Proceeds from Private Placement                                               1,072,633                --        1.072,633
                                                                               ----------          ----------     ----------
    Net cash provided by financing activities                                   1,439,300             203,600      2,129,900
                                                                               ----------          ----------     ----------

Net increase in cash                                                               14,005              40,762        232,525
Cash, beginning of period                                                         218,520                --             --
                                                                               ----------          ----------     ----------
Cash, end of period                                                            $  232,525          $   40,762     $  232,525
                                                                               ==========          ==========     ==========

Supplemental disclosure of noncash transactions:
  Amounts due in connection with license agreement                             $1,050,000          $1,500,000     $1,050,000
                                                                               ==========          ==========     ==========
  Dollar value of common stock issued in connection with license agreement     $    3,291          $    9,000     $   12,291
                                                                               ==========          ==========     ==========
  Dollar value of equipment acquired under capital lease                       $   49,989             --          $   49,989
                                                                               ==========          ==========     ==========
  Conversion of notes payable to preferred stock                               $  810,000             --          $  810,000
                                                                               ==========          ==========     ==========
  Conversion of officer loan to preferred stock                                $   34,000             --          $   34,000
                                                                               ==========          ==========     ==========



      See accompanying notes to unaudited condensed financial statements.

                                  HUMASCAN INC.
                        (A Development Stage Enterprise)

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                             June 30, 1996 and 1995

                                   (UNAUDITED)

(1)  Basis of Presentation

         The unaudited condensed financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and in accordance with generally accepted accounting principles. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These unaudited financial statements should be read in conjunction with the 1995 financial statements and notes thereto.

         In the opinion of the Company's management, the accompanying unaudited condensed financial statements have been prepared on a basis substantially consistent with the audited financial statements and contain adjustments, all of which are of a normal recurring nature, necessary to present fairly its financial position as of June 30, 1996 and its results of operations and cash flows for the three and six months ended June 30, 1996 and 1995 and for the period December 27, 1994 (date of inception) to June 30, 1996. Interim results are not necessarily indicative of results for the full fiscal year.

         On July 23, 1996, the Company amended the certificate of incorporation to increase its authorized shares of common stock to 25,000,000 and to effect a four-to-three reverse split of its common stock. All common share and per share amounts in the accompanying financial statements have been retroactively adjusted to reflect this reverse split.

(2)  Financing Transactions

         The unaudited June 30, 1996 balance sheet reflects the following transactions:

              o The conversion/partial repayment of amounts due to the chief executive officer.

              o The conversion of the $350,000 November Bridge
                Notes into 262,500 shares of Series A Convertible
                Preferred Stock.

              o The issuance of an additional 329,063 shares of common stock to Scantek Medical, Inc. ("Scantek") in connection with the terms of the License Agreement dated as of October 20, 1995, as amended, between Scantek and the Company.

              o The exchange of $434,800 aggregate principal amount (net of $25,200 in over-subscriptions) of March Bridge Notes for units of Series A Convertible Preferred Stock and warrants to purchase common stock in connection with the sale of 71.5 units in a private placement, resulting in the issuance of 2,681,250 shares of Series A Convertible Preferred Stock. Proceeds of such sales represented 37% of the total $7,150,000 consideration for all the units, less the $434,800 March
                 Bridge Notes, in accordance with the terms of the private placement.

(3)  Completion of Initial Public Offering

         On August 19, 1996, the Company completed an initial public offering of 2,700,000 shares of its common stock at a price of $6.00 per share. The Company's net proceeds from the offering were approximately $14.0 million after underwriting fees and offering expenses. Simultaneously with the closing of the Company's initial public offering, all of the outstanding shares of Series A Preferred Stock converted automatically on a share-for-share basis into 2,943,750 shares of common stock and the stock subscription was forgiven in accordance with the terms of the Series A Preferred Stock.

(4)  Lease Commitment

         In June 1996, the Company leased a facility under a six year lease, commencing October 1996, with aggregate rental payments of $875,400.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND PLAN OF OPERATION



Plan of Operation

         The Company is devoting substantially all of its present efforts to establishing a new business by commercializing the BreastAssure(TM) device. The Company has generated no revenues to date and, from inception (December 27, 1994) until June 30, 1996, the Company accumulated a deficit of $868,269.

         Operating expenses consist of personnel salaries and benefits, consulting and professional fees, interest expenses and general and administrative expenses. Operating expenses increased $407,080 and $597,314, respectively, during the three and six month periods ended June 30, 1996 over the comparable year earlier periods due to the hiring of personnel, increased consulting, legal and professional fees in anticipation of the Company's initial public offering and increased interest expenses (which includes a noncash charge of approximately $343,000 related to warrants issued by the Company to bridge financing investors). The Company anticipates that selling, general and administrative expenses will increase during the next several years due to the expansion of its corporate infrastructure, primarily in manufacturing, sales, marketing and finance.

Liquidity and Capital Resources

         The Company has financed its operations since inception primarily through the issuance of promissory notes and proceeds from the private placement of its equity securities. In May 1996, the Company sold 71.5 units in a private placement, each unit consisting of 37,500 shares of Series A Preferred Stock and 7,500 Private Warrants, for an aggregate payment of $2,645,500.

         At June 30, 1996, the Company had cash and cash equivalents of $232,525. On August 19, 1996, the Company completed an initial public offering of 2,700,000 shares of common stock at a price of $6.00 per share, which generated net proceeds to the Company of approximately $14.0 million after underwriting fees and offering expenses.

         As of June 30, 1996, the Company had $47,656 outstanding on an obligation under a capital lease. No lines of credit were outstanding at June 30, 1996.

         The Company anticipates, based on its currently proposed plans and assumptions relating to its operations, that its existing cash resources will be sufficient to satisfy its contemplated cash requirements through at least 1997. The Company's future liquidity and capital funding requirements will depend on numerous factors, including results of clinical trials, the extent to which the BreastAssure device gains market acceptance, the costs and timing of expansion of sales, marketing and manufacturing activities and competition.

                                  HUMASCAN INC.
                        (A Development Stage Enterprise)


Part II.  OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

         By written consents dated as of July 17, 1996, the holders of a majority of the shares of common stock and Series A Preferred Stock, and the holders of a majority of the shares of Common Stock acting as a class, adopted resolutions authorizing an amendment of the Company's Certificate of Incorporation to effect a four-to-three reverse stock split and an increase in the authorized number of shares of common stock to 25,000,000 shares and approving the Company's 1996 Stock Incentive Plan.

Item 5.  Other Information.

         On August 19, 1996, the Company consummated an initial public offering of 2,700,000 shares of its Common Stock for $6.00 per share, generating net proceeds of approximately $14.0 million after deducting underwriting discounts and commissions and offering expenses.

Item 6.  Exhibits and reports on Form 8-K.

         (a)  Exhibits.

                27.  Financial Data Schedule (6/30/96)

          (b)  Reports on Form 8-K.

                No reports on Form 8-K were filed during the quarter for which this report on Form 10-QSB is filed.

                                   SIGNATURES


         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                         HUMASCAN INC.
                                           (Registrant)




                                        /s/ KENNETH S. HOLLANDER
                                        --------------------------------------
                                          Kenneth S. Hollander
                                          Chief Financial Officer (Principal
                                          Financial and Accounting Officer)






Date:  September 19, 1996