Form 10QSB/A
period 1996-06-30
HUMASCAN INC
filed 1996-10-04
CIK 1015194

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                        --------------------------------

                                   FORM 10-QSB/A

/X/ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE / / ACT OF 1934, FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes / / No /X/ * .

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date; As of September 1, 1996, Issuer had outstanding 7,720,313 shares of common stock, par value $.01 per share.

Transitional small business disclosure format (check one): Yes / / No /X/ .

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






Date:  October 4, 1996