Form 10QSB
period 1996-09-30
HUMASCAN INC
filed 1996-11-12
CIK 1015194

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                             -----------------------

                                   FORM 10-QSB

  X  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
----
     ACT OF 1934, FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
----
     EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM       to       .
                                                         -----    -----
                             Commission File Number
                                     0-21015


                                  HUMASCAN INC.
        (Exact name of small business issuer as specified in its charter)


         Delaware                                              22-3345046
         --------                                              ----------
(State or other jurisdiction of                              (IRS Employer
incorporation or organization)                            Identification No.)

                   125 Moen Avenue, Cranford, New Jersey 07016
                   -------------------------------------------
                    (Address of principal executive offices)

                                 (908) 709-3434
                                 --------------
                (Issuer's telephone number, including area code)

                                 Not Applicable
                                 --------------
             (Former name, former address, and former fiscal year,
                         if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days. Yes  X  No     .
                                                              ---    ---
State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date; As of November 1, 1996, Issuer had outstanding 7,720,313 shares of common stock, par value $.01 per share.

Transitional small business disclosure format (check one): Yes    No  X .
                                                              ---    ---

PART 1. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                                  HUMASCAN INC.
                        (A Development Stage Enterprise)
                            Condensed Balance Sheet
                    December 31, 1995 and September 30, 1996


                                                                 12/31/95        9/30/96
                                                                ----------     ----------
                                                                               (Unaudited)
Assets

Current Assets:
 Cash and cash equivalents .................................    $  218,520    $ 7,772,920
 Investments ...............................................             0      6,007,397
 Prepaid Expenses ..........................................         5,000         66,579
                                                                ----------     ----------
  Total current assets .....................................       223,520     13,846,896
Property, plant and equipment, net .........................         4,400         54,275
Other assets ...............................................       145,000        912,302
                                                                ----------     ----------
  Total assets .............................................    $  372,920    $14,813,473

Liabilities and Stockholder's Equity (Deficit)

Current Liabilities:
 Notes payable .............................................       350,000              0
 Accrued expenses ..........................................     1,493,571      1,061,483
 Due to officer ............................................       125,000              0
 Obligations under capital lease ...........................             0          7,990
                                                                ----------     ----------
  Total current liabilities ................................     1,968,571      1,069,473

Obligations under capital lease, noncurrent portion ........          --           37,841

Stockholders' equity (deficit):
Common Stock, $0.01 par value, 25,000,000 shares authorized;
 in 1995, 1,747,500 shares issued and outstanding; in 1996,
 7,720,313 shares issued and outstanding ...................        17,475         77,204
Additional paid-in capital .................................    (1,401,875)    14,794,475
Deficit accumulated during the development state ...........      (211,251)    (1,165,520)
                                                                ----------     ----------
  Total stockholders' equity (deficit) .....................    (1,595,651)    13,706,159
                                                                ----------     ----------
  Total liabilities and stockholders' equity (deficit) .....    $  372,920    $14,813,473
                                                                ==========    ===========



      See accompanying notes to unaudited condensed financial statements.

                                  HUMASCAN INC.
                        (A Development Stage Enterprise)
                       Condensed Statements of Operations

     For the Three Months and Nine Months Ended September 30, 1996 and 1995
         and for the period from December 27, 1994 (date of inception)
                              to September 30, 1996


                                  (UNAUDITED)

                                                                                                                  For the Period
                                                                                                                   from 12/27/94
                                                         Three Months Ended            Nine Months Ended        (date of inception)
                                                     ------------------------     -------------------------
                                                      9/30/96        9/30/95        9/30/96        9/30/95           to 9/30/96
                                                     ---------      ---------      ---------      ---------         -----------
Interest income ..................................   $  68,506           --        $  71,640           --           $    72,539
                                                     ---------      ---------      ---------      ---------         -----------
Operating Expenses:
 Salaries ........................................     152,214           --          281,068           --            $  281,068
 Consulting fees .................................      74,961         10,215        127,214         48,965             220,056
 Legal/Professional fees .........................       2,591          6,999         45,259         27,682             145,231
 Interest expense ................................       2,345           --          365,814           --               372,855
 Other ...........................................     133,646          1,719        206,554          5,124             218,849
                                                     ---------      ---------      ---------      ---------         -----------
                                                       365,757         18,933      1,025,909         81,771           1,238,059
                                                     ---------      ---------      ---------      ---------         -----------
Net loss .........................................   ($297,251)      ($18,933)     ($954,269)       (81,771)        ($1,165,520)
                                                     =========      =========      =========      =========         ===========

Pro forma net loss per common share ..............      ($0.06)        ($0.00)        ($0.31)        ($0.02)
                                                     =========      =========      =========      =========
Pro forma shares used in computing
 net loss per share ..............................   4,653,058      4,326,718      3,072,412      4,040,757
                                                     =========      =========      =========      =========

      See accompanying notes to unaudited condensed financial statements.

                                  HUMASCAN INC.
                        (A Development Stage Enterprise)
                       Condensed Statements of Cash Flows

              For the Nine Months Ended September 30, 1996 and 1995
          and for the period from December 27, 1994 (date of inception)
                             to September 30, 1996

                                  (UNAUDITED)

                                                                                      Nine months                   Period from
                                                                                   ended September 30,           December 27, 1994
                                                                                ------------------------        (date of inception)
                                                                                  1996            1995         to September 30, 1996
                                                                                --------        --------       --------------------
Cash flows from operating activities:
 Net loss ...............................................................      ($954,269)       ($81,771)              ($1,165,520)
 Ajustments to reconcile net loss to net cash used in
  operating activities:
 Noncash miscellaneous expenses .........................................         10,000            --                      10,000
 Noncash interest expense ...............................................        343,485            --                     343,485
 Depreciation expense ...................................................          7,705            --                       7,705
 Changes in operating assets and liabilities:
  Increase in other assets ..............................................       (152,302)           --                    (192,302)
  Increase in prepaid expenses ..........................................        (61,579)           --                     (66,579)
  Increase (decrease) in accrued expenses ...............................        (42,088)           --                       1,483
                                                                              ----------      ---------                 ----------
  Net cash used in operating activities ................................       (849,048)        (81,771)                (1,061,728)
                                                                              ----------      ---------                 ----------
Cash flows from investing activities:
 Increase in other assets ...............................................           --           (20,000)                     --
 Purchase of property, plant and equipment ..............................         (7,591)           --                     (11,991)
 Payments for production line ...........................................       (615,000)         (5,000)                 (720,000)
 Payments in connection with license agreement ..........................       (400,000)       (150,000)                 (550,000)
 Purchase of held-to-maturity securities ................................     (6,007,397)              0                (6,007,397)
                                                                              ----------      ----------                ----------
  Net cash used in investing activities .................................     (7,029,988)       (175,000)               (7,289,388)
                                                                              ----------      ----------                ----------
Cash flows from financing activities:
 Proceeds from issuance of common stock .................................           --           203,600                   215,600
 Proceeds from officier loan ............................................           --            60,000                   125,000
 Payments on officer loan ...............................................        (91,000)           --                     (91,000)
 Proceeds from borrowings of notes payable ..............................        460,000            --                     810,000
 Principal payments on obligation under capital lease ...................         (4,158)           --                      (4,158)
 Proceeds from Initial Public Offering ..................................     14,021,161            --                  14,021,161
 Proceeds from Private Placement ........................................      1,047,433            --                   1,047,433
                                                                              ----------      ----------                ----------
  Net cash provided by financing activities .............................     15,433,436         263,600                16,124,036
                                                                              ----------      ----------                ----------

Net increase in cash ....................................................      7,554,400           6,829                 7,772,920
Cash and cash equivalents, beginning of period ..........................        218,520            --                        --
                                                                              ----------      ----------                ----------
Cash and cash equivalents, end of period ................................     $7,772,920          $6,829                $7,772,920
                                                                              ==========      ==========                ==========
Supplemental disclosure of noncash transactions:
 Amounts due in connection with license agreement .......................     $1,050,000      $1,450,000                $1,050,000
                                                                              ==========      ==========                ==========
 Dollar value of common stock issued in connection with license agreement         $3,291          $9,000                   $12,291
                                                                              ==========      ==========                ==========
 Dollar value of equipment acquired under capital lease .................        $49,989            --                     $49,989
                                                                              ==========      ==========                ==========
 Conversion of notes payable to preferred stock .........................       $810,000            --                    $810,000
                                                                              ==========      ==========                ==========
 Conversion of officer loan to preferred stock ..........................        $34,000            --                     $34,000
                                                                              ==========      ==========                ==========

      See accompanying notes to unaudited condensed financial statements.

                                  HUMASCAN INC.
                        (A Development Stage Enterprise)

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                           September 30, 1996 and 1995

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

         In the opinion of the Company's management, the accompanying unaudited condensed financial statements have been prepared on a basis substantially consistent with the audited financial statements and contain adjustments, all of which are of a normal recurring nature, necessary to present fairly its financial position as of September 30, 1996 and its results of operations and cash flows for the three and nine months ended September 30, 1996 and 1995 and for the period December 27, 1994 (date of inception) to September 30, 1996. Interim results are not necessarily indicative of results for the full fiscal year.

         On July 23, 1996, the Company amended the certificate of incorporation to increase its authorized shares of common stock to 25,000,000 and to effect a four-to-three reverse split of its common stock. All common share and per share amounts in the accompanying financial statements have been retroactively adjusted to reflect this reverse split.

         Pro forma net loss per share was calculated by dividing the net loss by the weighted average number of common shares outstanding for the period adjusted for the dilutive effect of common stock equivalents which consist of stock options and warrants using the treasury stock method. Pro forma net loss per share gives effect to certain adjustments described below.

         Pursuant to Securities and Exchange Commission (SEC) Staff Accounting bulletins and SEC Staff policy, prior to the year in which the initial public offering became effective, common equivalent shares issued during the twelve-month period prior to the initial public offering at prices below the initial public offering price are presumed to have been issued in contemplation of the initial public offering and have been included in the calculation as if they were outstanding for all periods presented (using the treasury stock method and an initial public offering price of $6.00 per share.)

         Pursuant to the policy of the SEC Staff, the calculation of shares used in computing pro forma net loss per share for 1995 includes all of the preferred stock that converted into shares of common stock upon completion of the initial public offering (using the treasury stock method and an initial public offering price of $6.00 per share) as if they were outstanding for all periods presented.

         Pursuant to the policy of the SEC Staff, the calculation of shares used in computing pro forma net loss per share in 1996, the fiscal year the initial public offering became effective, also includes calculation of stock options and warrants as if they were outstanding throughout the interim period (March 1996) contained in the prospectus.

(2)  Completion of Initial Public Offering

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND PLAN OF OPERATION



Plan of Operation

         The Company is devoting substantially all of its present efforts to establishing a new business by commercializing the BreastAlert(TM) device. The Company has generated no revenues to date and, from inception (December 27, 1994) until September 30, 1996, the Company accumulated a deficit of $1,165,520.

         Operating expenses consist of personnel salaries and benefits, consulting and professional fees, interest expenses and general and administrative expenses. Operating expenses increased $346,824 and $944,138, respectively, during the three and nine month periods ended September 30, 1996 over the comparable year earlier periods due to the hiring of personnel, increased consulting, legal and professional fees in anticipation of commercializing the BreastAlert device and increased interest expenses (which includes a noncash charge of approximately $343,000 related to warrants issued by the Company to bridge financing investors). The Company anticipates that selling, general and administrative expenses will increase during the next several years due to the expansion of its corporate infrastructure, primarily in manufacturing, sales, marketing and finance.

Liquidity and Capital Resources

         On August 19, 1996, the Company completed an initial public offering of 2,700,000 shares of its common stock at a price of $6.00 per share, which generated net proceeds to the Company of approximately $14.0 million after underwriting fees and offering expenses. At September 30, 1996, the Company had cash and cash equivalents of $7,772,920 and investments of $6,007,397. Cash balances in excess of those required to fund operations have been invested in interest-bearing government securities or short-term investment grade securities. The Company's working capital of $12.8 million at September 30, 1996 reflected an increase of $14.5 million from December 31, 1995.

         As of September 30, 1996, the Company had $45,831 outstanding on an obligation under a capital lease. No lines of credit were outstanding at September 30, 1996.

         The Company anticipates, based on its currently proposed plans and assumptions relating to its operations, that its existing cash resources will be sufficient to satisfy its contemplated cash requirements through at least 1997. The Company's future liquidity and capital funding requirements will depend on numerous factors, including results of clinical trials, the extent to which the BreastAlert device gains market acceptance, the costs and timing of expansion of sales, marketing and manufacturing activities and competition.

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

              27. Financial Data Schedule (9/30/96)

         (b)  Reports on Form 8-K.

              No reports on Form 8-K were filed during the quarter for which this report on Form 10-QSB is filed.

                                  SIGNATURES


         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                       HUMASCAN INC.
                                        (Registrant)




                                       /s/  Kenneth S. Hollander
                                       -------------------------
                                       Kenneth S. Hollander
                                       Chief Financial Officer (Principal
                                       Financial and Accounting Officer)






Date:  November 12, 1996