Form 10KSB40
period 1996-12-31
HUMASCAN INC
filed 1997-03-31
CIK 1015194

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-KSB

[ X ] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 1996

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________ to ___________

Commission File Number:  0-21015

                                  HUMASCAN INC.

                 (Name of small business issuer in its charter)

            Delaware                                           22-3345046
            --------                                           ----------
(State or other jurisdiction of                              (IRS Employer
incorporation or organization)                             Identification No.)

125 Moen Avenue, Cranford, New Jersey                             07016
-------------------------------------                             -----
(Address of principal executive offices)                        (Zip Code)

Issuer's telephone number: (908) 709-3434

Securities registered under Section 12(b) of the Exchange Act:  None

Securities registered under Section 12(g) of the Exchange Act:


                     Common Stock, $.01 par value per share
                     --------------------------------------
                                (Title of class)
                                ----------------
Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No .

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

State issuer's revenues for its most recent fiscal year: $256,883.

As of March 27, 1997, the aggregate market value of the issuer's Common Stock (based upon its reported last sale price on the Nasdaq SmallCap market) held by non-affiliates of the issuer was $52,958,724. At March 27, 1997 there were 7,720,313 shares of Common Stock outstanding.

The Index to Exhibits appears on page 39.

                       Documents Incorporated by Reference

The information required in Part II by items 9, 10, 11 and 12 is incorporated by reference to the issuer's proxy statement in connection with the annual meeting of stockholders to be held June 26, 1997, which will be filed by the issuer within 120 days after the close of its fiscal year.

Transitional small business disclosure format (check one): Yes No X .

                                     Part I

Item 1.  BUSINESS

Overview

HumaScan Inc. (the "Company"), a development stage company, owns under license the exclusive rights in the United States and Canada to manufacture and market a device called the BreastAlert(TM) Differential Temperature Sensor (the "BreastAlert device"). The BreastAlert device is a non-invasive, easy to use, low cost, adjunctive test to be used by primary care physicians, gynecologists and other medical specialists as part of a breast disease monitoring program along with breast self-examination ("BSE"), palpation and (depending on a patient's age, family history and other factors) mammography and other established clinical procedures including ultrasound and/or biopsy. An important feature of the BreastAlert device is that the results will be immediately available to the physician while the patient is "on site" at the point of care in the physician's office, clinic, hospital and/or mammography center. If the BreastAlert device indicates that one breast is emitting more heat than the other, the physician is alerted to the possibility of a physiological condition, including heat-generating cancer. The BreastAlert device was cleared by the United States Food and Drug Administration ("FDA") in January 1984 under Section 510(k) of the Food, Drug and Cosmetic Act (the "FDC Act") to be marketed for use by physicians as an adjunct to routine physical examination, including palpation, mammography and other established procedures for the detection of breast disease ("510(k) Market Rights").

As breast cancer cells multiply, excessive heat is often generated. This heat is most often conveyed to the surface of the breast, resulting in the temperature of the skin of a particular area of one breast being elevated from between 2(Degree) and 7(Degree) Fahrenheit versus the temperature of the same area of the other breast. The BreastAlert device permits the measurement and comparison of temperature variances between three mirror-image sections of each breast, thus indicating the possibility of either proliferating heat-generating breast cancer cells, or certain other types of heat-generating breast disease that may require medical treatment.

Breast Cancer

Breast cancer is one of the most common cancers among women and, notwithstanding existing methods of detection, is currently the leading cause of death among women between the ages of 35 and 54 in the United States. The American Cancer Society estimates that in 1997 approximately 180,200 new cases of breast cancer are expected to be diagnosed and approximately 44,190 women are expected to die from the disease. Although the causes of breast cancer are unknown and there is no known method of prevention, survival rates are highest if the cancer is diagnosed and treated at its earliest stages. According to the National Cancer Institute, the five-year survival rate decreases from more than 90% to 73% after the cancer has spread regionally, and to 19% after it has spread to soft-tissue organs. Government spending for, and public awareness of, early screening and diagnosis of breast cancer has increased substantially in recent years. In fact, breast cancer screening is generally recommended as a routine part of preventive health care for over 90 million women in the United States. Industry sources estimate that approximately 11.3 million mammograms were performed in the United States in 1994 (the last year for which data is available from the Centers for Disease Control). Moreover, the Physicians' Insurers Association report for 1995 indicated that, during such year, failure to diagnose breast cancer was the most common source of malpractice complaint and the second most expensive type of claim, with an average indemnity payment of $301,460 during the six months preceding such report.

The most favorable prognosis usually results from treating an early "preclinical" or "occult" breast lesion, that is, a malignancy not yet detectable by touch or sight in a physical examination but detectable by mammographic or other imaging techniques. In contrast, treatment of a malignancy after its clinical appearance is usually much less effective. Cancerous or malignant tumors diagnosed by physical examination, especially the heat-generating ones, are frequently associated with metastatic cancer invasion. Once a cancer has grown to one and a half centimeters, it usually has metastasized (spread) to other portions of the woman's body. Cancers one centimeter or less may already display significant lymph nodal involvement.

Currently, there are two primary cost-effective ways to screen for breast cancer: clinical breast examination, including breast palpation (examining by touch) and looking for visible signs, and mammography, an x-ray type of imaging technique. Biopsy is performed for definite diagnosis of cancer if a suspicious area is discovered. For the 27 million women above the age of 50 in the United States, regularly performed mammography reduces disease-specific mortality by 25%. For 16 million women in the United States between 40 and 50 years of age, controversy still exists as to mammography screening guidelines. In January 1997, the expert panel of the National Institutes of Health, which was created at the request of the National Cancer Institute, disputed mammography benefits for this age group. In March 1997, the American Cancer Society recommended and adopted the recommendation that women in the age group of 40 to 50 years be screened annually.

Most cancers occur in older women, but the most aggressive cancers are heat generating (and have shorter doubling times and the highest mortality rate) and occur mostly in younger women. In women over 50, the doubling of the tumor volume generally occurs more slowly. The fast-growing tumors that occur in women under age 50 may have measured doubling times of 44 to 147 days. Typically, there is only a short period of time between the point when the disease can be detected and clinical manifestation of the disease, and failure to intervene during this period may significantly reduce the likelihood that the woman will survive the disease because the cancer metastasizes.

The BreastAlert Device

One of the important biological activities of malignant tumors is the increased rate of growth as compared to the surrounding or "host" tissue. The malignant propensities of cancer are directly related to the speed of cell division, and this is in turn reflected by accelerated local metabolism, which is supported by increased blood and lymph flow. Heat is a byproduct of the increased metabolism and is most often conducted to the skin where it is emitted from the body. Since early stage breast cancer is unilateral approximately 98% of the time, these biological alterations usually can be detected by measuring temperature differences between mirror image areas of each breast. The BreastAlert device measures the highest skin surface temperature by recording the conducted heat under each of three segmental areas when the BreastAlert device is placed against the breast. By detecting and recording heat differences between the breasts, it can provide a signal to alert the physician before diagnosis to the probable existence of an unusual physiological state which may be due to various pathological conditions, one of which may be heat-generating cancer. The BreastAlert device does not diagnose the presence of breast disease, but is an adjunct to existing methods.

The BreastAlert device consists of a pair of mirror-image, non-invasive, lightweight, disposable soft pads, each of which has three wafer-thin segments containing columns of heat sensitive chemical sensor dots that change color from blue to pink reflecting an 8.5 degree temperature range from 90(Degree) to 98.5(Degree) Fahrenheit. When placed over a woman's breasts inside her brassiere for a period of 15 minutes, the BreastAlert device registers skin temperature variations due to heat conducted from within the breast tissue to the surface of the skin. By comparing the mirror-image temperature differences between the two breasts registered by the BreastAlert device, the physician can objectively quantify if there is abnormal unilateral breast heat, which is considered significant if there is a 2(Degree) Fahrenheit or more temperature difference between each breast in the same mirror-image location. This, in turn, alerts the physician to the possibility of a physiological condition, including the pathology of heat-generating cancer.

Clinical Trials

The BreastAlert device is non-invasive and clinically proven to be safe, and, the Company believes, an effective adjunctive test for the detection of heat differences between the breasts and an effective tool for determining the presence of some type of abnormal physiological condition which may be due to various pathological conditions, including heat-generating cancers. The BreastAlert device can be utilized and the results evaluated by health care professionals after minimal instruction.

The Company intends to commence clinical trials utilizing the BreastAlert device within the next 2 to 4 months. The trials will have two principal goals: to obtain age-related data in tests of the BreastAlert device against biopsy in order to gauge the ability of the BreastAlert device to detect the fast-growing cancers that typically attack younger women and to follow up "false positive" test results over a period of time to determine whether such results presage future breast disease.

Marketing and Distribution

General. The Company believes that the target market for the BreastAlert device will be primary care physicians such as gynecologists, internists and general practitioners, both in their own practices and as participants in groups such as health maintenance organizations ("HMOs") and preferred provider organizations ("PPOs"). Because interpretation of existing diagnostic imaging modalities for breast cancer is difficult and subjective, additional target market segments include other health care providers who can legally order and perform clinical tests, such as mammographers, physician groups that have mammography systems and breast cancer surgeons.

The Company has conducted several focus group sessions with physician groups in order to refine its marketing approach. The Company believes that market acceptance of the BreastAlert device will depend, in part, upon the Company's ability to demonstrate to physicians the clinical benefits (including ease of use and utility), safety and cost-effectiveness of the BreastAlert device. To achieve this, the Company will seek to (i) arrange for the publication of articles summarizing actual test results to appear in selected medical journals,
(ii) present papers and make presentations at large medical symposiums and (iii) produce and distribute videos describing the BreastAlert device and videos containing instructions on how to use the BreastAlert device for testing. The Company has not yet selected the medical journals in which it will advertise, but expects to advertise in several journals with national circulation. The production of training videos has commenced and distribution of such videos will begin in the second quarter of 1997 when the Company begins marketing the BreastAlert device. The Company will utilize public relations and advertise in selected magazines commonly read by women to develop recognition of and curiosity about the BreastAlert device to encourage women to request the test from their doctors.

The Company will market the BreastAlert device to physicians as an adjunctive test indicator which can alert the physicians before diagnosis to the probable existence of some type of physiological state which may be due to various pathological conditions, including heat-generating cancers.

Distribution Agreement with PSS. In February 1996, the Company entered into an exclusive supply and distribution agreement (as amended, the "Distribution Agreement" ) with Physician Sales and Service, Inc. ("PSS"), a publicly traded company and one of the leading distributors of medical supplies, diagnostic equipment and pharmaceuticals to office-based medical professionals in the United States. PSS, with a reported distribution network of approximately 704 sales representatives and 61 company-operated service/distribution centers serving more than 92,000 physician-based offices throughout the United States, has agreed to distribute the BreastAlert device. Pursuant to the Distribution Agreement, PSS has designated the Company as a "Platinum Level Manufacturer." PSS has informed the Company that this status currently has been reserved for only 15 manufacturers out of approximately 3,000 manufacturers represented by PSS and means that PSS will assign specific sales quotas to its sales force and give the Company priority access to the sales force for product training. One or more of such other manufacturers may in the future introduce a product designed to compete with the BreastAlert device. Pursuant to the Distribution Agreement, PSS has agreed not to distribute a product substantially identical to the BreastAlert device during the term of the agreement unless PSS determines that the BreastAlert device is not competitive with such other products on the basis of sales, pricing, quantity, verifiable results or customer acceptance.

PSS has agreed to assist the Company in developing marketing collaterals such as training videos and sales materials (with all costs of materials to be paid by the Company) and to coordinate attendance at medical device conventions with the goal of (i) locating the Company's booth near the PSS booth or sponsoring the BreastAlert device at the PSS booth and (ii) as agreed to on a case by case basis, helping the Company at conventions not normally attended by PSS by having local sales representative attend and staff the Company's booth during convention hours. PSS has also agreed to devote a full-time management level marketing executive designated as a "Product Champion" to work exclusively with the Company and assist with the launch of the BreastAlert device. PSS and the Company have agreed to work together to prepare for the BreastAlert device sales and marketing launch, which the Company anticipates will occur in the second quarter of 1997.

The Distribution Agreement grants to PSS exclusive distribution rights only in the United States and provides that it is expected that the territory of Canada will be discussed and awarded to PSS at some future date. PSS will be responsible for selling the BreastAlert device directly to physicians at their offices. The Company will focus its own efforts on marketing the BreastAlert device to physicians at hospitals, to breast cancer organizations, to government organizations, to insurance company convention activities and in similar promotional venues.

Under the Distribution Agreement, over a two-year period beginning in 1997, PSS is to receive volume discount price incentives from the Company to the extent PSS exceeds sales targets of 1.0 million units in 1997 and 3.5 million units in 1998. If sales by PSS are less than 50% of such targets, the Company and PSS will each have the right to terminate the Distribution Agreement upon three months' notice. The term of the Distribution Agreement continues until terminated by either party for failure to meet such sales targets or for certain material breaches which are not cured within prescribed time limits. Also, pursuant to the distribution agreement, PSS purchased an aggregate of 56,250 shares of Common Stock and warrants to purchase an additional 11,250 shares of Common Stock at $2.93 per share and was issued warrants (the "PSS Warrants") to purchase 125,000 shares of Common Stock at $4.00 per share.

The Company presently plans to sell the BreastAlert device to physicians and other medical specialists for approximately $25 per unit and will recommend that the BreastAlert unit be made available to patients by physicians and other medical specialists for a cost ranging from $40 to $50.

License Agreement

In October 1995, the Company and Scantek Medical, Inc. ("Scantek") entered into a license agreement (the "License Agreement"), pursuant to which Scantek granted the Company an exclusive license (the "License") to manufacture and sell the BreastAlert device in the United States and Canada. The License Agreement covers the 510(k) Market Rights and Scantek's know-how, trade secrets, patent rights and trademarks relating to the BreastAlert device. The BreastAlert device is the subject of two United States patents expiring May 22, 1998 and Canadian patent expiring August 24, 1999. The License Agreement provides for a cash payment (the "Cash Portion of the Licensing Fee") to Scantek of $1,600,000, $550,000 of which has already been funded. Subject to the Company's acceptance of the Production Line, $175,000 of the balance is payable on December 31, 1997, $175,000 on March 31, 1998, $350,000 on October 31, 1998 and $350,000 on January 31, 1999,
provided, however, that any Surplus Cash Flow (one half of net income, as defined in the License Agreement, subject to certain adjustments) after the Company begins operations is to be applied as prepayments to unpaid installments of the Cash Portion of the Licensing Fee (as defined in the License Agreement) in inverse order of maturity. Contemporaneously with the execution of the License Agreement, the Company issued to Scantek 675,000 shares of Common Stock. Scantek received an additional 329,063 shares of Common Stock upon the closing of a private placement in May 1996 (the "May Private Placement") in exchange for the termination of its right, pursuant to the License Agreement, to maintain a specified ownership interest in the Company.

Pursuant to the License Agreement, Scantek is entitled to additional payments as follows: (i) $100,000 (to be applied to unpaid installments of the Cash Portion of the Licensing Fee in order of maturity) upon the later of (x) the investment at any time by PSS of $500,000 in the Company by exercising the PSS Warrant and
(y) the shipment by the Company of the first order of the BreastAlert device to PSS; and (ii) $300,000 (of which $100,000 is to be applied to unpaid installments of the Cash Portion of the Licensing Fee in order of maturity and $200,000 is to be applied to unpaid installments of the Cash Portion of the Licensing Fee in inverse order of maturity) upon the earlier to occur of (a) the extension of the relevant patents at least through January 1, 2003 or (b) Scantek's obtaining a new United States patent on the product. The License Agreement also provides for minimum annual royalty payments of $150,000, $300,000, $400,000, and $500,000, respectively, in the first four years in which the product is sold and $600,000 in the fifth and subsequent years (the "Minimum Royalties") and maximum royalty payments ranging from 3% of annual net sales up to $2,000,000 to 10% of the annual net product sales if annual net product sales exceed $10,000,000 ( the "Percentage Royalties"). In addition, the License Agreement will terminate automatically if the aggregate earned royalties for the first three years the product is sold do not exceed $950,000 (the "Threshold Earned Royalties"). The Minimum Royalties and Threshold Earned Royalties terminate automatically at any time after May 22, 1998 (the date the relevant patents expire) if a competitor introduces a product which would have infringed upon such patents. In addition, the Percentage Royalties are reduced or eliminated if the Company reduces the price of its product below certain preset amounts. The License Agreement also provides that, if Scantek places an order with the Company prior to the date which is 60 days prior to the Company's acceptance of the Production Line from Zigmed, Scantek may purchase from the Company $1,000,000 worth of BreastAlert devices at a per unit price equal to the greater of 150% of the Company's Costs of Production (as defined in the License Agreement) or $2.50.

Pursuant to the License Agreement, Scantek is obligated to render consulting services (the "Consulting Services") to the Company through July 1997 in connection with bringing the BreastAlert device to market and Dr. Sagi must devote up to one day per week or 90 hours per calendar quarter of his time to the development and marketing of the BreastAlert device (the "Minimum Services"). In the event Consulting Services are requested in excess of the Minimum Services, Scantek will be compensated at the rate of $100 per hour. Dr. Sagi is also required to render advisory and supervisory services on behalf of the Company in connection with the Production Line being constructed by Zigmed. Scantek is responsible for all expenses of training the Company's manufacturing personnel. The Company is obligated to reimburse Scantek for all reasonable out-of-pocket expenses.

Manufacturing

The Company leases a fully air-conditioned facility of approximately 30,000 square feet to house the Production Line and provide warehouse space. The Company's executive offices are also located in this facility. The equipment that the Company will use to manufacture the BreastAlert device (the "Production Line") is currently being constructed by Zigmed, a medical engineering contractor and is on schedule for completion by the end of the first quarter of 1997 although there is no assurance that such equipment will be completed and operational by such time or at all. The agreement between Zigmed and the Company (the "Turnkey Construction Contract") provides for the turnkey construction of the Production Line at a fixed price of $1,750,680, with payments to Zigmed in stages over a 15-month period. $1,245,000 has been paid to Zigmed pursuant to the Turnkey Construction Contract as of December 31, 1996. Specifications for the Production Line were prepared by Scantek. The Turnkey Construction Contract provides that a working Production Line will be installed by Zigmed, subject to acceptance by the Company, by March 31, 1997 (the "Delivery Date").

Zsigmond G. Sagi, the chief executive officer and a principal of Zigmed, is the son of Dr. Sagi, Chairman of the Board of Scantek. The Company has agreed to pay Zsigmond G. Sagi a completion bonus of up to $15,000 plus warrants to purchase 11,250 shares of Common Stock at an exercise price of $5.33 per share if certain conditions are met in connection with the manufacturing of the Production Line.

Zsigmond G. Sagi has agreed to pay the Company damages of $100,000 per month for three months commencing at the end of the fourth month following the Delivery Date if Zigmed is unable to deliver the Production Line by the Delivery Date. In addition, as part of the License Agreement, Scantek has agreed to pay the Company $75,000 per month if the Production Line is not accepted by the Company pursuant to the terms of the Turnkey Construction Contract by the Delivery Date. Furthermore, Scantek has guaranteed that BreastAlert device manufactured costs will not exceed $2.25 for each unit, excluding depreciation, assuming production at the rate of 1,000,000 units or more per year for two consecutive quarters. If the Company's manufactured cost is greater than $2.25 per unit, royalties due to Scantek will be offset by the product of (x) the number of units manufactured during the relevant year multiplied by (y) the manufactured cost of the unit less $2.25.

Zigmed began construction of the Production Line in February 1996. As of the date of this report, the principal components of the Production Line have been delivered to the Company and the remaining components are on schedule to be delivered by the Delivery Date.

Raw Materials

The Company believes that there are several sources from which it may purchase the components of the BreastAlert device. The Company has begun to negotiate with potential suppliers and has identified several potential sources of supply of the raw materials for the BreastAlert device. The Company anticipates that it will obtain certain of the components of the BreastAlert device from a single or limited number of sources of supply. Although the Company believes it will be able to negotiate satisfactory supply agreements, failure to do so may have a material adverse effect on the Company. Furthermore, there can be no assurance that suppliers will dedicate sufficient production capacity to satisfy the Company's requirements within scheduled delivery times or at all. Failure or delay by the Company's suppliers in fulfilling its anticipated needs may adversely affect the Company's ability to market the BreastAlert device.

Patents; Proprietary Information

Scantek, the licensor of the BreastAlert device, holds two United States patents and one Canadian patent covering the use of the BreastAlert device as a device for adjunctive use in the early detection of breast disease. Although the patents are licensed to the Company for the United States and Canada pursuant to the License Agreement, both United States patents expire on May 22, 1998 and the Canadian patent expires on August 24, 1999. There can be no assurance that the patents will provide meaningful protection from competition. The Company's policy is to attempt to protect its technology by, among other things, obtaining patent rights for technology that it considers important to the development of its business and requiring each employee and key consultant to execute a confidentiality agreement. There can be no assurance that the Company's confidentiality agreements and other safeguards will protect its proprietary information and trade secrets or provide adequate remedies for the Company in the event of unauthorized use or disclosure of such information, or that others will not be able to develop such information independently. In addition, in the event the Company becomes involved in litigation to enforce its proprietary rights, such litigation can be a lengthy and costly process causing diversion of effort and resources by the Company and its management with no guarantee of success. Other parties may be issued patents that may prevent the sale of the Company's products or require licenses and the payment of royalties by the Company. It is possible that after the patents expire, other companies, inside and outside the United States, may adopt the concept and/or design embodied in the BreastAlert device and seek to compete with the Company. In the event such competition is encountered, the Company would have to rely on name recognition, product acceptance, quality and the distribution network of PSS in order to compete successfully, and there can be no assurance that the Company will be able to so compete. Moreover, the Company could be put at a competitive disadvantage by the payment of any royalties, which may have a material adverse effect on its ability to market its product successfully.

Although to date no claims have been brought against the Company alleging that the BreastAlert device infringes intellectual property rights of others, there can be no assurance that such claims will not be brought against the Company in the future, or that, if made, such claims will not be successful. In addition to any potential monetary liability for damages, the Company could be required to obtain a license in order to continue to manufacture or market the BreastAlert device or could be enjoined from making or selling the BreastAlert device if such license were not made available on acceptable terms. If the Company becomes involved in such litigation, it may require the expenditure of significant

Company resources and, if such a claim were successful, the Company's business could be materially adversely affected.

The Company has filed an application with the United States Patent and Trademark office for a trademark for the term "BreastAlert." The Company has filed an application with the United States Patent and Trademark office for a service mark for the HumaScan Inc. logo.

Government Regulation

The Company's products and manufacturing activities are subject to extensive regulation by FDA and, in some instances, by state, local, and foreign authorities. Pursuant to the FDC Act and the regulations promulgated thereunder, FDA regulates the development, clinical testing, manufacture, packaging, labeling, storage, distribution and promotion of medical devices.

In the United States, medical devices intended for human use are classified into three categories (Class I, II, or III), on the basis of the controls deemed necessary by FDA reasonably to assure their safety and effectiveness. Class I devices are subject to general controls (for example, labeling, pre-market notification and adherence to FDA's current Good Manufacturing Practice ("cGMP") regulations) and Class II devices are subject to general and special controls (for example, performance standards, post-market surveillance, patient registries and FDA guidelines). Generally, Class III devices are those which must receive pre-market approval from FDA to ensure their safety and effectiveness (for example, life sustaining, life-supporting and implantable devices, or new devices which have not been found substantially equivalent to legally marketed devices).

Before a new device can be introduced into the market, the manufacturer must generally obtain marketing clearance or approval through either a 510(k) notification or a pre-market approval application ("PMA"). FDA will clear a device if the submitted information establishes that the proposed device is "substantially equivalent" to a legally marketed Class I or II medical device, or to a Class III medical device for which FDA has not called for a PMA. Commercial distribution of a device for which a 510(k) notification is required can begin only after FDA issues an order of "substantial equivalence." FDA may determine that a proposed device is not substantially equivalent to a legally marketed device, in which case a PMA may be required to market the device, or that additional information or data are needed before a substantial equivalence determination can be made. A request for additional data may require that clinical studies of the device's safety and efficacy be performed.

A PMA application must be filed if a proposed device is not substantially equivalent to a legally marketed Class I or Class II device or if it is a Class III device for which FDA has called for PMAs. A PMA application must be supported by valid scientific evidence, which typically includes extensive data, including pre-clinical and clinical trial data, to demonstrate the safety and effectiveness of the device. If human clinical trials of a device are required, and the device presents a "significant risk," the sponsor (usually the manufacturer or the distributor of the device) must obtain FDA approval of an investigational device exemption application prior to commencing human clinical trials. If the device presents a "non-significant risk" to the patient, a sponsor may begin the clinical trial after obtaining approval for the study by one or more appropriate Institutional Review Boards, but not FDA. Sponsors of clinical trials are permitted to charge for those devices distributed in the course of the study provided such charges do not exceed recovery of the costs of manufacture, research, development and handling.

Upon receipt of a PMA application, FDA makes a threshold determination as to whether the application is sufficiently complete to permit a substantive review. If FDA determines that the PMA application is sufficiently complete to permit a substantive review, FDA will accept the application for filing. During the review period, an advisory committee, typically a panel of clinicians, ordinarily will evaluate the application and provide recommendations to FDA as to whether the device should be approved. FDA is not bound by the recommendations of the advisory panel. FDA also will conduct an inspection of the manufacturer's facilities prior to PMA approval to ensure that the facilities are in compliance with applicable cGMP requirements. If FDA's evaluations are favorable, FDA will issue an approval letter authorizing commercial marketing of the device for certain indications. If FDA's evaluations are not favorable, FDA will deny approval and may require additional clinical trials. The PMA process can be expensive, uncertain, and lengthy, and a number of devices for which FDA approval has been sought by other companies have never been approved for marketing.

The FDC Act requires device manufacturers to obtain new FDA clearance or approval when, among other things, there is a major change or modification in the intended use of a legally marketed device or a change or modification, including product enhancements, to a legally marketed device that could significantly affect its safety or effectiveness. For devices marketed pursuant to 510(k) Market Rights, the manufacturer must obtain FDA clearance of a new 510(k) notification prior to marketing the modified device; for devices marketed pursuant to an approved PMA, the manufacturer must obtain FDA approval of a supplement to the PMA (a "PMA supplement") prior to marketing the modified device.

A device manufacturer is responsible for making the initial determination as to whether a proposed change to a cleared or approved device or to its intended use necessitates the filing of a new 510(k) notification of a PMA supplement. If the Company determines that any modification to a device would not require the submission of a new 510(k) notification (or a PMA supplement, for devices marketed pursuant to an approved PMA), there can be no assurance that FDA would agree with the Company's determinations and would not require the Company to submit a new 510(k) notification (or PMA supplement) for any modifications made to the device. If FDA requires the Company to submit a new 510(k) notification (or PMA supplement) for a modification made to the device, the Company may be prohibited from marketing the device as modified until FDA clears the 510(k) notification (or approves the PMA supplement). There can be no assurance that the Company will obtain 510(k) Market Rights (or approval of a PMA supplement) on a timely basis, or at all, for modifications to a device for which it files a future 510(k) notification (or a future PMA supplement). Moreover, the clearances or approvals, if granted, could limit the uses for which the product could be marketed. Failure to obtain, or delays caused by, regulatory clearances or approvals could have a material adverse affect on the Company's business, financial condition and results of operations.

Breast thermographic devices (such as the BreastAlert device) intended to be used by physicians as an adjunct to other established clinical detection methods for breast disease are currently classified as Class I devices. On January 17, 1984, FDA granted 510(k) Market Rights to the then owner of the technology underlying the BreastAlert device. The BreastAlert device may be marketed by the owner of the 510(k) Market Rights without further FDA authorization when used adjunctively by the physician. Scantek assigned the 510(k) Market Rights for the BreastAlert device to the Company in October 1995.

Prior thermographic devices which, unlike the BreastAlert device, involved imaging rather than measurement of temperature differences, did not perform as intended. In 1983, the Office of Health Technology Assessment ("OHTA") of the Department of Health and Human Services issued a report stating that thermography needed further development and should not be used alone for diagnostic screening for breast cancer. In 1984, the Health Care Financing Administration ("HCFA") withdrew coverage for thermography under Medicare as a diagnostic screening method for breast disease. In 1991, based upon reports which addressed the use of thermography in neurological and musculoskeletal conditions, the American Medical Association ("AMA") passed a resolution stating that thermography had not been proven to have value as a medical diagnostic test. In 1992, HCFA withdrew Medicare reimbursement for all other uses of thermography. In 1993, the AMA adopted a resolution stating that the use of thermography for diagnostic purposes could not be recommended at that time.

Based upon the reservations about the use of thermography for diagnostic purposes expressed by OHTA, HCFA and AMA, there is a risk that FDA could reevaluate the bases upon which it granted the Company's 510(k) Market Rights in 1984 and classified devices such as the BreastAlert device as Class I devices in 1988. If FDA were to reevaluate these decisions and conclude that additional data were necessary to support authorization to market the BreastAlert device, it could rescind previous 510(k) Market Rights for breast thermographic devices and/or reclassify these devices from Class I medical devices to Class III medical devices (which would effectively vitiate the Company's 510(k) Market Rights and require filing of a PMA. In either event, the Company would be required to cease marketing the BreastAlert device until it filed a PMA with FDA and received a new approval to market the BreastAlert device.

The process of obtaining pre-market approval can be lengthy, expensive and uncertain, and no assurance can be given that pre-market approval of the BreastAlert device can or will be obtained. Among the factors which may negatively impact upon the Company's ability to obtain FDA approval is the possibility that FDA may reject or invalidate, in whole or in part, clinical data previously submitted by the Company. In such event, the Company may be required to conduct additional clinical trials prior to submission of a PMA.

Any products manufactured or distributed by the Company pursuant to FDA clearances or approvals are subject to pervasive and continuing regulation by FDA. Device manufacturers are required to register their establishments and list their devices with FDA, and are subject to periodic inspections by FDA and certain state agencies. FDA has authorized certain states to conduct medical device inspections on behalf of FDA. There are certain states that perform their own separate inspections of medical device facilities and some have the authority to force the seller to cease the marketing and manufacturing of medical devices, but any such state inspections generally should not seek to enforce standards that are different from or in addition to the requirements of the FDC Act and regulations promulgated thereunder.

The FDC Act requires device manufacturers to comply with cGMP regulations. A new set of regulations, called the Quality Systems Regulations, go into effect June 1, 1997. The regulations require that medical device manufacturers comply with various requirements pertaining to organization and personnel; buildings, environmental control, cleaning and sanitation; equipment and calibration of equipment; medical device components; manufacturing specifications and processes; reprocessing of devices; labeling and packaging; finished device inspection; device failure investigations; and recordkeeping requirements including complaint files. FDA enforces these requirements through periodic inspections of medical device manufacturing facilities.

In addition, the Medical Device Reporting ("MDR") regulation obligates the Company to inform FDA whenever there is reasonable evidence to suggest that one of its devices may have caused or contributed to death or serious injury, or when one of its devices malfunctions and, if the malfunction were to recur, the device would be likely to cause or contribute to a death or serious injury.

Labeling and promotion activities are also subject to scrutiny by FDA and, in certain instances, by the Federal Trade Commission. FDA actively enforces regulations prohibiting marketing of products for unapproved or uncleared uses.

If, as a result of FDA inspections, MDR reports or information derived from any other source, FDA believes the Company is not in compliance with the law, FDA can refuse to clear or approve pending 510(k) notifications or PMA applications; withdraw 510(k) Market Rights or PMA approvals; require notification to users regarding newly found unreasonable risks; request repair, refund or replacement of faulty devices; request corrective advertisements, formal recalls or temporary marketing suspension; impose civil penalties; or institute legal proceedings to detain or seize products, enjoin future violations, or seek criminal penalties against the Company, its officers and/or employees.

The Company and its products are also subject to a variety of state and local laws and regulations in those states or localities where its products are or will be marketed. Any applicable state or local laws or regulations may hinder the Company's ability to market its products in those states or localities.

The FDC Act generally prohibits states and their political subdivisions from issuing or enforcing regulations that are different from, or in addition to, the requirements of the FDC Act. However, the FDC Act permits the FDA to grant state and local governments the authority to implement laws or issue regulations applicable to medical devices that are stricter than or different from the FDC Act and the regulations thereunder. The Company is not aware of any state or local provisions that would impact the Company.

Manufacturers are also subject to numerous federal, state and local laws relating to such matters as safe working conditions, manufacturing practices, environmental protection, fire hazard control and disposal of hazardous or potentially hazardous substances. Although the Company is not aware of any specific material costs it may incur in order to comply with environmental laws and believes the effect of compliance with environmental laws and regulations on its operations will be negligible, there can by no assurance that the Company will not be required to incur significant costs to comply with such laws and regulations.

Products for export are subject to foreign countries' import requirements and FDA's exporting requirements. The introduction of the Company's products in foreign markets may subject the Company to foreign regulatory clearances, which may impose additional substantial costs and burdens. The regulatory review process varies from country to country. Many countries impose product standards, packaging and labeling requirements and import restrictions on devices. In addition, each country has its own tariff regulations, duties and tax requirements. The Company has not obtained clearance or approval to market its products in any foreign country. Approval by foreign government authorities is unpredictable and uncertain, and no assurance can be given that the necessary approvals or clearances will be granted on a timely basis or at all. Delays in receipt of, or a failure to receive, such approvals or clearances could have a material adverse effect on the Company.

Under Canada's current Food and Drugs Act and Medical Devices Regulations, the vast majority of medical devices enter the Canadian market without any type of pre-market approval; device manufacturers are required only to notify the government that the device will be marketed in Canada. Only approximately 5% of medical devices (those generally considered to be high-risk products) are subject to pre-market review before they can be marketed in Canada. Devices that are clinically tested (i.e., used in studies involving human subjects) in Canada are subject to review by the Canadian government prior to initiation of the study. The Company has been advised that it is likely that the BreastAlert device can be marketed in Canada via notification without any type of pre-market approval.

The Canadian government has announced its intention to promulgate new regulations in this area in the immediate future, which will establish four classes of devices. Class IV devices will be required to demonstrate safety and effectiveness and manufacturers must have quality systems including controls for both product design and performance. Although manufacturers of Class III and Class II devices must also demonstrate safety and effectiveness and have quality systems, the requirements and level of substantiation are fewer and less stringent for each progressively lower level. Class I devices may be marketed upon registration with the Canadian Department of Health. The BreastAlert device will likely be classified into Class I. Information required in a registration application for a Class I medical device includes a certification by the device manufacturer that data exist to demonstrate the safety and effectiveness of the device in accordance with regulatory standards. In addition, in the case of devices that perform a measurement function, the manufacturer must certify that the function has been validated to ensure accuracy of the measurement. A manufacturer of a Class I device must also attest that labeling requirements are met and that documented procedures exist with respect to maintenance of distribution records, implementation of recalls, and handling of mandatory device reporting in the event of safety and effectiveness issues involving the device. Registrations must be renewed after the expiration of a three-year period.

In addition to the import requirements of foreign countries, the Company must also comply with United States laws governing the export of products regulated by FDA. Devices that have obtained 510(k) Market Rights or PMA approval may be exported, under certain circumstances, without further FDA authorization. However, foreign countries often require, among other things, an FDA certificate for products for export ("CPE"). To obtain a CPE, the device manufacturer must certify to FDA that the product has been granted clearance or approval in the United States and that the manufacturing facilities appeared to be in compliance with cGMPs at the time of the last FDA inspection. FDA will refuse to issue a CPE if significant outstanding cGMP violations exist.

The FDA Export Reform and Enhancement Act of 1996 has relaxed the exportation requirements governing unapproved devices under certain circumstances. Pursuant to this new law, a Class III device that has not obtained FDA approval may be exported to any country in the world without FDA authorization if the product complies with the laws of that country and has valid marketing authorization in one of the following countries: Australia, Canada, Israel, Japan, New Zealand, Switzerland, South Africa, the European Union, or a country in the European economic area (FDA is authorized to add countries to this list in the future). In general, a device may be exported under this provision only if it is not adulterated, accords to the specifications of the foreign purchaser, complies with the laws of the importing country, is labeled for export, is manufactured in substantial compliance with cGMP regulations or recognized international standards, is not sold in the United States and meets other conditions.

In order to export an unapproved Class III device for which a PMA would be required to market the product in the United States and which has not obtained valid marketing authorization in one of the countries listed above, the Company must obtain prior FDA authorization and the following requirements must be satisfied: (i) the device accords to the specifications of the foreign purchaser, (ii) the device is not in conflict with the laws of the country to which it is intended for export, (iii) the device is labeled that it is intended for export; (iv) the device is not sold or offered for sale in domestic commerce, and (v) FDA determines that the exportation of the device is not contrary to the public health and has the approval of the country to which it is intended for export.

The Company is aware of a number of health care reform initiatives recently adopted or currently being considered by several states and the United States. On the federal level, in 1996, Congress enacted the Health Insurance Portability and Accountability Act of 1996, Pub. L. 104-191. The legislation endeavors to improve portability and continuity of health insurance, prevent health care fraud and abuse, protect the confidentiality of patient information, and simplify the administration of health insurance.

Various forms of health care and insurance reform legislation also are pending or have been considered in recent years in a number of states, including, for example, the Kentucky Health Care Reform Act of 1996, the New York Health Care Reform Act of 1996, and several reform initiatives passed in Maine, including legislation that would regulate managed care companies, allow the formation of private health purchasing alliances, allow longer maternity hospital stays, mandate coverage for Pap smears, and expand mandated coverage for women. In addition, in 1996, Maryland's governor signed more than twenty-five health care-related bills, including measures that prohibit restrictions on health care providers' communications with patients, mandate coverage for a minimum 48-hour hospital stay for a mother and newborn, and require hospitals to offer mammography education materials to female patients when medically appropriate. Finally, some states are adopting insurance reforms based on the Health Insurance Portability and Accountability Act of 1996. For example, a group of health insurance reforms in insurance portability, small group coverage, and individual coverage became effective in Oregon on October 1, 1996.

Changes in existing requirements or adoption of new requirements or policies could adversely affect the ability of the Company to comply with regulatory requirements. Failure to comply with regulatory requirements could have a material adverse effect on the Company. There can be no assurance that the Company will not be required to incur significant costs to comply with laws and regulations in the future or that laws or regulations will not have a material adverse effect upon the Company.

Subject to the potential changes in regulatory status discussed above, the Company believes that it is in substantial compliance with Section 510(k) of the FDC Act and that its ownership of the 510(k) Market Rights permits immediate marketing of the BreastAlert device once the production line is operational.

Competition

The Company is not aware of any low-cost devices currently on the market which complete with the BreastAlert device. Nevertheless, the Company's potential competitors may succeed in developing products that are more effective or less costly than the Company's products and such competitors may also prove to be more successful than the Company in manufacturing, marketing and sales. Some of the Company's potential competitors may be large, well-financed and established companies that have greater resources for research and development, manufacturing and marketing than the Company and, therefore, may be better able than the Company to compete for a share of the market even in areas in which the Company may have superior technology. The Company's potential competitors may include one or more of the approximately 3,000 other manufacturers represented by PSS. Pursuant to the Distribution Agreement, PSS has agreed not to distribute a product substantially identical to the BreastAlert device during the term of the agreement unless PSS determines that the BreastAlert device is not competitive with such other products on the basis of sales, pricing, quantity, verifiable results or customer acceptance.

The Company believes that the BreastAlert device incorporates a combination of features and benefits that are not found in any other single product available in the marketplace today. The Company believes that, when introduced, the BreastAlert device will augment BSE, clinical examination and screening and diagnostic techniques such as mammography, ultrasound, transillumination, diaphanography, magnetic resonance imaging, surgical biopsy and stereotactic fine needle aspiration. The market for products such as the BreastAlert device is characterized by rapid changes and evolving industry standards often resulting in product obsolescence or short product lifecycles. Accordingly, the ability of the Company to compete will depend on its ability to introduce the BreastAlert device to the marketplace in a timely manner and to enhance and improve it. There can be no assurance that the Company will be able to compete successfully, that its competitors or future competitors will not develop technologies or products that render the BreastAlert device obsolete or less marketable or that the Company will be able to enhance its proposed products or technology successfully or adapt them satisfactorily.

Product Liability and Insurance

The nature of the Company's products may expose the Company to product liability risks. The Company currently does not maintain product liability insurance coverage. Although the Company plans to obtain at least $5,000,000 of product liability insurance coverage before sales of the BreastAlert device begin, such insurance is becoming increasingly expensive and there can be no assurance that the Company will be able to obtain or maintain such insurance on acceptable terms or that such insurance, if obtained, will provide adequate coverage against product liability claims.

The BreastAlert device has received 510(k) Market Rights from FDA. The grant of such rights reflects FDA's determination that the BreastAlert device was substantially equivalent to other medical devices marketed prior to May 28, 1976, the date the Medical Device Amendments Act of 1976 was enacted. The fact that the BreastAlert device received 510(k) Market Rights from FDA may not be sufficient to defend successfully against product liability lawsuits. While no product liability claims have been brought against the Company to date, a successful product liability claim against the Company in excess of its insurance coverage could have a material adverse effect on the Company.

Reimbursement

Hospitals, medical clinics and physicians' offices that purchase medical devices like the BreastAlert device generally rely on third-party payors, such as Medicare, Medicaid and private health insurance plans, to pay for some or all of the costs of the screening and diagnostic procedures performed with these devices. Whether a particular procedure qualifies for third-party reimbursement depends upon such factors as the safety and effectiveness of the procedure, and reimbursement may be denied if the medical device is investigational or was used for a non-approved indication. In some cases, reimbursement amounts are based on the provider's costs associated with the procedure, including materials costs. In such a situation, the cost of an instrument used in the procedure likely would be covered by the reimbursement payment. In other cases, payment is a fixed amount per procedure, per hospital day or per hospital stay. Such a payment might not specifically cover the cost of materials such as a device used in the procedure.

There can be no assurance that the full or any part of the cost of the BreastAlert device would be covered by third-party reimbursement. During the past several years, the major third-party payors for hospital services have revised substantially their payment methodologies to contain healthcare costs. The Company believes that the current pressures for medical cost containment have resulted in uncertainty in the healthcare industry. Reimbursement standards and rates may change in the future. The failure of users of the BreastAlert device to obtain adequate reimbursement from third-party payors could have a material adverse effect on the Company.

Several states and the United States government are investigating a variety of alternatives to reform the health care delivery system and further reduce and control health care spending. These reform efforts include proposals to limit spending on health care items and services, limit coverage for new technology and limit or control the prices health care providers and drug and device manufacturers may charge for their services and products, respectively. If adopted and implemented, such reforms could have a material adverse effect on the Company's business, financial condition and results of operations.

Employees

As of the date of this report, the Company employed twelve full-time persons in connection with its development stage activities, all of whom are administrative, production and professional personnel. The Company will require a significant number of additional persons at virtually every level below senior management before it can commence full operations. The Company intends to utilize professional recruiters to locate qualified personnel and to offer appropriate compensation packages to attract and retain such personnel. When fully staffed, the Company expects to have approximately 40 full-time employees. The Company may also employ part-time personnel from time to time to meet specific demands of its business should they arise. None of the Company's employees are expected to be subject to collective bargaining agreements with labor unions. Management believes that its relations with the Company's current employees are satisfactory.

Risk Factors

Absence of Operating History; Development Stage; Continuing Losses. The Company was incorporated in December 1994, has no operating history and is in the development stage. As such, the Company is subject to all of the business risks associated with a new enterprise, including constraints on the Company's resources, lack of established creditor relationships and uncertainties regarding product development and future revenues. Since its inception, the Company has been engaged only in development activities including negotiating the License Agreement, Distribution Agreement and Turnkey Construction Contract, hiring key employees and raising capital. The Company has not derived any revenue from operations and has incurred losses since inception. The Company does not anticipate deriving any revenue from operations until such time as the BreastAlert device is available for commercial delivery. The Company anticipates incurring significant costs in connection with bringing the BreastAlert device to market. The Company's ability to operate its business successfully will depend, in part, on a variety of factors, many of which are outside the Company's control, including changes in governmental programs and requirements or in physician or consumer preferences, changes in FDA and similar regulatory requirements, plant and equipment repair and maintenance requirements, competition and changes in raw material supplies and suppliers. The likelihood of success of the Company must be considered in light of the expenses, difficulties and delays frequently encountered in connection with the formation and early phase of operation of a new business and the competitive environment in which it will operate. There can be no assurance regarding whether or when the Company will successfully implement its business plan or that the Company will achieve profitability by generating sufficient revenues to offset anticipated costs.

Significant Capital Requirements; Need for Additional Financing. The Company's capital requirements in connection with its product development and marketing activities will be significant. The Company has been dependent upon the proceeds of sales of its securities to fund its development activities. The Company's future liquidity and capital funding requirements will depend on numerous factors, including the results of clinical studies, the extent to which the BreastAlert device gains market acceptance, the costs and timing of expansion of sales, marketing and manufacturing activities and competition. There can be no assurance that additional capital, if needed, will be available on terms acceptable to the Company, or at all. Furthermore, any additional equity financing may be dilutive to stockholders, and debt financing, if available, will likely include restrictive covenants, including financial maintenance covenants restricting the Company's ability to incur additional indebtedness and to pay dividends. The failure of the Company to raise capital on acceptable terms when needed could have a material adverse effect on the Company.

Dependence Upon a Single Product. The BreastAlert device is currently the Company's only product and will account for substantially all of the Company's revenue, if any, for the foreseeable future. The BreastAlert device was cleared by FDA in January 1984 under Section 510(k) of the FDC Act to be marketed for use by physicians as an adjunct to routine physical examination, including palpation, mammography and other established procedures for the detection of breast disease, but has not yet been commercially introduced. There can be no assurance that, when manufactured, the BreastAlert device will be effective or that it will be more effective than competing products or technologies, capable of being manufactured in commercial quantities at acceptable costs or successfully marketed. If the BreastAlert device is not successfully commercialized, it is likely that the Company's business operations would cease.

Uncertainty of Market Acceptance; Certain Thermographic Applications Not Accepted. The Company's success will be substantially dependent upon, among other factors, the market acceptance of the BreastAlert device. The Company has not yet commenced marketing activities or conducted market or feasibility studies with respect to the BreastAlert device. The Company believes that market acceptance of the BreastAlert device will depend, in part, upon the Company's ability to demonstrate to physicians the clinical benefits, safety, efficacy and cost-effectiveness of the BreastAlert device. Prior thermographic devices, which, unlike the BreastAlert device, involved imaging rather than measurement of temperature differences, did not perform as intended. In 1983, OHTA issued a report stating that thermography needed further development and should not be used alone for diagnostic screening for breast cancer. In 1984, HCFA withdrew coverage for thermography under Medicare as a diagnostic screening method for breast disease. In 1991, based upon reports which addressed the use of thermography in neurological and musculoskeletal conditions, the AMA passed a resolution stating that the thermography had not been proven to have value as a medical diagnostic test. In 1992, HCFA withdrew Medicare reimbursement for all other uses of thermography. In 1993, the AMA adopted a resolution stating that use of thermography for diagnostic purposes could not be recommended at that time. Although the BreastAlert device is adjunctive and is not to be used for diagnosis of breast disease, the OHTA, HCFA and AMA positions against the use of thermography as a diagnostic tool may cause confusion among physicians. The Company will need to demonstrate that the BreastAlert device is an effective adjunct to diagnostic procedures. In the event that the BreastAlert device fails to achieve significant market acceptance, it is likely that the Company's business operations would cease.

No Manufacturing Experience; Dependence on Zigmed, Inc. The Company has no experience in manufacturing the BreastAlert device and has not yet manufactured it. If the Company were unable to manufacture the BreastAlert device, the Company would not be able to commercialize it, in which event, it is likely that the Company's business operations would cease. If the Company encounters manufacturing difficulties, including problems involving production yields, quality control and assurance, shortages of components or shortages of qualified personnel, it could have a material adverse effect on the Company's business, financial condition and results of operations. In addition, there is no assurance that the Company will be able to manufacture the BreastAlert device in accordance with FDA's cGMP regulations, which require that medical device manufacturers comply with various requirements pertaining to organization and personnel; buildings, environmental control, cleaning and sanitation; equipment and calibration of equipment; medical device components; manufacturing specifications and processes; reprocessing of devices; labeling and packaging; finished device inspection; device failure investigations, and recordkeeping requirements including complaint files. The Company has entered into the Turnkey Construction Contract with Zigmed for the turnkey construction of the Production Line and is dependent on Zigmed for the construction of the Production Line. In the event that Zigmed fails to complete the Production Line, the Company would be forced to complete the Production Line itself or pay another contractor to complete it. Unless the Production Line is substantially completed by Zigmed, it is unlikely that the Company could complete the Production Line itself, and there can be no assurance that the Company could find another contractor willing to complete the Production Line or complete it at a cost acceptable to the Company. Failure by Zigmed to complete the Production Line would, and failure by Zigmed to complete it as scheduled could, have a material adverse effect on the Company. Zigmed is controlled by Zsigmond G. Sagi, the son of Dr. Sagi, the Chairman of the Board of Scantek. The Company has agreed to pay Zsigmond G. Sagi certain bonuses for timely completion of the Production Line and Mr. Sagi has agreed to pay the Company damages in the event the Production Line is not completed by the scheduled delivery date. In addition, Scantek has agreed to pay damages to the Company if the Production Line is not accepted by the Company pursuant to the Turnkey Construction Contract by the scheduled delivery date.

Termination of License Agreement if Certain Threshold Royalties are not Earned. The Company has licensed the rights to the BreastAlert device from Scantek pursuant to the License Agreement, which provides that the Company is to pay minimum royalties of $150,000, $300,000, $400,000, and $500,000, respectively, in the first four years in which the BreastAlert device is sold and $600,000 in the fifth and subsequent years. It also provides for the automatic termination of the License Agreement if earned royalties for the first three years in which the product is sold do not exceed an aggregate of $950,000. There can be no assurance that the BreastAlert device will be commercialized successfully, or that threshold royalties will be earned. Any such termination of the License Agreement for failure to earn threshold royalties could have a material adverse effect on the Company's business operations.

Lack of Marketing Experience; Dependence on Physician Sales & Service, Inc. The Company currently has no marketing experience and limited financial, personnel and other resources to undertake the extensive marketing activities necessary to market the BreastAlert device. The Company's ability to generate revenue from the sale of the BreastAlert device will be dependent upon, among other things, its ability to manage an effective sales organization. The Company will need to develop a sales force and a marketing group with technical expertise to coordinate marketing efforts with PSS. The Company has entered into an exclusive distribution agreement with PSS and will be significantly dependent on PSS for distribution and sales. Failure by PSS to perform as anticipated would have a material adverse effect on the Company's operations. In addition, there can be no assurance that the Company will be able to market or sell its products effectively through independent sales representatives, through arrangements with some other outside sales force, or through strategic partners.

Government Regulation. The Company's products and manufacturing activities are subject to extensive government regulation, both in the United States and abroad. In the United States, the development, manufacture, marketing and promotion of medical devices are regulated by FDA under the FDC Act. Unless exempted by regulation, the FDC Act and the regulations implemented thereunder require that all products meeting the statutory definition of "device" receive FDA clearance or approval prior to marketing in the United States. The BreastAlert device obtained 510(k) Market Rights from the FDA in 1984. The Company has not obtained clearance or approval to market its products in any foreign country.

Based upon reservations about the use of thermography for diagnostic purposes expressed by OHTA, HCFA and AMA, there is a risk that FDA could reevaluate the bases upon which it granted the Company's 510(k) Market Rights in 1984 and classified devices such as the BreastAlert device as Class I devices in 1988. If FDA were to reevaluate these decisions and conclude that additional data were necessary to support authorization to market the BreastAlert device, it could rescind previous 510(k) Market Rights for breast thermographic devices and/or reclassify these devices from Class I medical devices to Class III medical devises (which would effectively vitiate the Company's 510(k) Market Rights and require filing of a new application for premarket approval prior to marketing). In either event, the Company would be required to cease marketing the BreastAlert device until it filed a PMA with FDA and received a new approval to market the BreastAlert device.

The FDC Act requires manufacturers to obtain new FDA clearance or approval when, among other things, there is a major change in the intended use of a legally marketed device that could significantly affect its safety or effectiveness. Manufacturers are responsible for making the initial determination regarding the significance of these changes. There can be no assurance that FDA will agree with a decision that changes to a device are not significant, and thus, do not require FDA review and clearance or approval. In the event FDA were to require the filing of a new 510(k) notification or a PMA for a change it regarded as significantly affecting the safety or effectiveness of the device, the Company may be prohibited from marketing the modified device until FDA reviews and clears the new 510(k) notification or PMA. FDA also requires that manufacturing conform to strict quality assurance standards required by cGMP regulations. A new set of regulations, called the Quality Systems Regulations, go into effect June 1, 1997. The regulations require that medical device manufacturers comply with various requirements pertaining to organization and personnel; buildings, environmental control, cleaning and sanitation; equipment and calibration of equipment; medical device components; manufacturing specifications and processes; reprocessing of devices; labeling and packaging; finished device inspection; device failure investigations, and recordkeeping requirements including complaint files. There can be no assurance that the Company will attain and maintain compliance with these standards.

Noncompliance with applicable FDA requirements can result in, among other things, rejection or withdrawal of premarket clearance or approval for devices, recall or seizure of products, total or partial suspension of production, fines, injunctions and civil and criminal penalties. FDA also has the authority to request repair, replacement or refund of the cost of any devices manufactured or sold by the Company. Any of these sanctions may have a material adverse effect on the Company's business, financial condition or results of operations.

Patents and Proprietary Information; Effect of Expiration of Patents on Competitive Pricing. Scantek, the licensor of the BreastAlert device, holds two United States patents and one Canadian patent (the "Patents") covering the use of the BreastAlert device as a device for adjunctive use in the early detection of breast cancer. Although the Patents are licensed to the Company for the United States and Canada pursuant to the License Agreement, both United States patents expire on May 22, 1998 and the Canadian patent expires on August 24, 1999. There can be no assurance that the Patents will provide meaningful protection from competition. The Company's policy is to attempt to protect its technology by, among other things, obtaining patent rights for technology that it considers important to the development of its business and requiring each employee and key consultant to execute a confidentiality agreement. There can be no assurance that the Company's confidentiality agreements and other safeguards will protect its propriety information and trade secrets or provide adequate remedies for the Company in the event of unauthorized use or disclosure of such information, or that others will not be able independently to develop such information. In addition, in the event that the Company becomes involved in litigation to enforce its proprietary rights, such litigation can be a lengthy and costly process causing diversion of effort and resources by the Company and its management with no guarantee of success. Other parties may be issued patents that may prevent the sale of the Company's products or require licenses and the payment of royalties by the Company. It is possible that after the Patents expire, other companies, inside and outside the United States, may adopt the concept and/or design embodied in the BreastAlert device and seek to compete with the Company. In the event such competition is encountered, the Company would have to rely on name recognition, product acceptance, quality and the distribution network of PSS in order to compete successfully, and there can be no assurance that the Company will be able to so compete. Moreover, the Company could be put at a competitive disadvantage by the payment of any royalties, which may have a material adverse effect on its ability to market its product successfully.

Although, to date, no claims have been brought against the Company alleging that the BreastAlert device infringes intellectual property rights of others, there can be no assurance that such claims will not be brought against the Company in the future, or that, if made, such claims will not be successful. In addition to any potential monetary liability for damages, the Company could be required to obtain a license in order to continue to manufacture or market the BreastAlert device or could be enjoined from making or selling the BreastAlert device if such a license were not made available on acceptable terms. If the Company becomes involved in such litigation, it may require the expenditure of significant Company resources, and if such a claim were successful, the Company's business could be materially adversely affected.

Competition. The Company is not aware of any low-cost devices currently on the market which compete with the BreastAlert device. Nevertheless, the Company's potential competitors may succeed in developing products that are more effective or less costly that the Company's products, and such competitors may also prove to be more successful than the Company in manufacturing, marketing, and sales. Some of the Company's potential competitors may be large, well-financed and established companies that have greater resources for research and development, manufacturing and marketing than the Company, and, therefore, may be better able than the Company to compete for a share of the market even in areas in which the Company may have superior technology. The Company's potential competitors may include one or more of the approximate 3,000 other manufacturers represented by PSS. Pursuant to the Distribution Agreement, PSS has agreed not to distribute a product substantially identical to the BreastAlert device during the term of the agreement unless PSS determines that the BreastAlert device is not competitive with such other products on the basis of sales, pricing, quantity, verifiable results or customer acceptance.

Technological Obsolescence. The market for products such as the BreastAlert device is characterized by rapid changes and evolving industry standards often resulting in product obsolescence or short product lifecycles. Accordingly, the ability of the Company to compete will depend on its ability to introduce the BreastAlert device to the marketplace in a timely manner, and to enhance and improve it. There can be no assurance that the Company's competitors or future competitors will not develop technologies or products that render the BreastAlert device obsolete or less marketable or that the Company will be able to successfully enhance its proposed products or technology or adapt them satisfactorily.

Dependence on Qualified Personnel. The success of the Company is dependent on the continued efforts of Donald B. Brounstein, James J. Whidden and Kenneth Hollander, the Company's President and Chief Executive Officer, Senior Vice President of Clinical Development and Chief Financial Officer, respectively. The loss of Mr. Brounstein's, Mr. Whidden's and/or Mr. Hollander's services could have a material adverse effect on the Company's operations. The Company has employment agreements with Messrs. Brounstein, Whidden and Hollander, each of which agreements prohibits any such employee from (i) competing with the Company for one year following his termination of employment with the Company and (ii) disclosing confidential information or trade secrets in any unauthorized manner. The Company has obtained $8,000,000 of key person life insurance on Mr. Brounstein. The success of the Company is also dependent upon its ability to hire and retain additional qualified scientific, managerial and manufacturing personnel. The Company intends to utilize professional recruiters to locate qualified personnel and to offer appropriate compensation packages to attract and retain such personnel. Competition for such personnel is intense in the medical manufacturing industry. There can be no assurance that the Company will be able to attract and retain qualified personnel.

Uncertainties Regarding Third-Party Reimbursement and Health Care Reform. Hospitals, medical clinics and physician's offices that purchase medical devices like the BreastAlert device generally rely on third-party payors, such as Medicare, Medicaid and private health insurance plans, to pay for some or all of the costs of the screening and diagnostic procedures performed with these devices. Whether a particular procedure qualifies for third-party reimbursement depends upon such factors as the safety and effectiveness of the procedure, and reimbursement may be denied if the medical device is experimental or was used for a non-approved indication. In 1984, HCFA withdrew coverage for thermography under Medicare and Medicaid as a diagnostic screening method. In 1992, HCFA withdrew Medicare and Medicaid reimbursement for all other uses of thermography. There can be no assurance that third-party reimbursement will be available for the BreastAlert device or that the full or any part of the cost of the BreastAlert device would be covered by such reimbursement. During the past several years, the major third-party payors for hospital services have substantially revised their payment methodologies to contain healthcare costs. The Company believes that the current pressures for medical cost containment have resulted in uncertainty in the healthcare industry. Reimbursement standards and rates may change in the future. The failure of users of the BreastAlert device to obtain adequate reimbursement from third-party payors could have a material adverse effect on the Company. Several states and the United States government are investigating a variety of alternatives to reform the health care delivery system and further reduce and control health care spending. These reform efforts include proposals to limit spending on health care items and services, limit coverage for new technology and limit or control the price health care providers and drug and device manufacturers may charge for their services and products, respectively. If adopted and implemented, such reforms could have a material adverse effect on the Company's business, financial condition and results of operations.

Risk of Product Liability Claims. The nature of the Company's products may expose the Company to product liability risks. The Company currently does not maintain product liability insurance coverage. Although the Company plans to obtain at least $5,000,000 of product liability insurance coverage before sales of the BreastAlert device begin, such insurance is becoming increasingly expensive and there can be no assurance that the Company will be able to obtain or maintain such insurance on acceptable terms or that such insurance, if obtained, will provide adequate coverage against product liability claims. While no product liability claims have been brought against the Company to date, a successful product liability claim against the Company in excess of its insurance coverage could have a material adverse effect on the Company.

Dependence on Third-Party Suppliers. The Company believes that there are several sources from which it may purchase the components of the BreastAlert device. The Company anticipates that it will obtain certain components of the BreastAlert device from a single or limited number of sources of supply. Although the Company believes it will be able to negotiate satisfactory supply agreements, failure to do so may have a material adverse effect on the Company. Furthermore, there can be no assurance that suppliers will dedicate sufficient production capacity to satisfy the Company's requirements within scheduled delivery times or at all. Failure or delay by the Company's suppliers in fulfilling its anticipated needs may adversely affect the Company's ability to market the BreastAlert device.

Potential Volatility of Stock Price. The market prices for securities of companies engaged primarily in medical technology have at times in the past been volatile. The announcement of technological innovations or new commercial products by the Company or its competitors, governmental regulations, regulatory approvals or developments relating to patents or proprietary rights, publicity regarding actual or potential clinical results with respect to products under development by the Company or others, as well as period-to-period fluctuations in financial results and general economic, political and market conditions, may have a significant impact on the market price of the Common Stock.

No Assurance of Continued Nasdaq Listing; Potential Effects of Penny Stock Rules. Although the Company's Common Stock is quoted on the Nasdaq SmallCap Market, in order to maintain such quotation, the Company must satisfy certain maintenance criteria. The failure to meet these maintenance criteria may result in the Common Stock no longer being eligible for quotation on Nasdaq and trading, if any, of the Common Stock would thereafter be conducted in the non-Nasdaq over-the-counter market. As a result of such delisting, an investor may find it more difficult to dispose of or to obtain accurate quotations as to the market value of the Company's Common Stock. If the Common Stock was to become delisted from trading on Nasdaq and the trading price of the Common Stock was less than $5.00 per share, trading in the Common Stock would also be subject to the requirements of certain rules promulgated under the Exchange Act, which require additional disclosure by broker-dealers in connection with any trades involving a stock defined as a penny stock (generally, any non-Nasdaq equity security that has a market price of less than $5.00 per share, subject to certain exceptions). Such rules require the delivery, prior to any penny stock transaction, of a disclosure schedule explaining the penny stock market and the risks associated therewith, and impose various sales practice requirements on broker-dealers who sell penny stocks to persons other than established customers and accredited investors (generally institutions). For these types of transactions, the broker-dealer must make a special suitability determination for the purchaser and must have received the purchaser's written consent to the transaction prior to the sale. The additional burdens imposed upon broker-dealers by such requirements may discourage them from effecting transactions in the Common Stock, which could severely limit the liquidity of the Common Stock and the ability of holders of shares of Common Stock to sell such shares.

Shares Eligible for Future Sale. Future sales of Common Stock by existing stockholders, or optionholders or warrantholders upon exercise of their options or warrants, pursuant to Rule 144 ("Rule 144") promulgated under the Securites Act of 1933, as amended (the "Securities Act"), or otherwise, could have an adverse effect on the price of shares of Common Stock. Sales of substantial amounts of Common Stock or the perception that such sales could occur could adversely affect prevailing market prices for the common stock. Each of the Company and the current stockholders and holders of options, warrants or other securities exercisable or exchangeable for or convertible into Common Stock who hold more than 1% of the Common Stock (including Common Stock underlying options, warrants or other securities exercisable or exchangeable for or convertible into Common Stock) have entered into certain lock-up agreements with the Keane Securities Co., Inc., the representative of the underwriters of the Company's initial public offering, which continue until August 9, 1998 in the case of the Company and August 9, 1997 in the case of such other persons.

Anti-Takeover Provisions. The Company's Board of Directors has the authority to issue up to 1,825,000 shares of undesignated preferred stock and to determine the price, rights, preferences and privileges of those shares without any further vote or action by the stockholders. The rights of holders of Common Stock will be subject to, and may be adversely affected by, the rights of holders of any preferred stock that may be issued in the future. There are presently no shares of undesignated preferred stock outstanding. Although the Company has no present intention to issue shares of undesignated preferred stock, any issuance of undesignated preferred stock, while potentially providing desirable flexibility in connection with possible acquisitions and other corporate purposes, could have the effect of making it more difficult for a third party to acquire a majority of the outstanding voting stock of the Company. Additionally, the Company is subject to the anti-takeover provisions of
Section 203 of the Delaware General Corporation Law, which prohibit the Company from engaging in a "business combination" with an "interested stockholder" for a period of three years after the date of the transaction in which the person became an interested stockholder, unless the business combination is approved in a prescribed manner. Section 203 could have the effect of delaying or preventing a change of control of the Company.

Limitation of Liability and Indemnification. The Company's Certificate of Incorporation limits, to the maximum extent permitted by the Delaware General Corporation Law ("Delaware Law"), the personal liability of directors for monetary damages for breach of their fiduciary duties as a director, and provides that the Company shall indemnify its officers and directors and may indemnify its employees and other agents to the fullest extent permitted by law. The Company has entered into indemnification agreements with its directors and executive officers which may require the Company, among other things, to indemnify such directors and officers against liabilities that may arise by reason of their status or service as directors or officers (other than liabilities arising from willful misconduct of a culpable nature), to advance their expenses incurred as a result of any proceeding against them as to which they could be indemnified, and to obtain directors' and officers' insurance, if available on reasonable terms. The Company has purchased $10,000,000 of directors' and officers' liability insurance for an annual premium of approximately $250,000. Section 145 of the Delaware Law provides that a corporation may indemnify a director, officer, employee or agent made or threatened to be made a party to an action by reason of the fact that he was a director, officer, employee or agent of the corporation or was serving at the request of the corporation against expenses actually and reasonably incurred in connection with such action if he acted in good faith and in a manner he reasonably believed to be in or not opposed to the best interests of the corporation, and, with respect to any criminal action or proceeding, if he had no reasonable cause to believe his conduct was unlawful. Delaware Law does not permit a corporation to eliminate a director's duty of care, and the provisions of the Company's Certificate of Incorporation have no effect on the availability of equitable remedies, such as injunction or rescission, for a director's breach of the duty of care.

Item 2.  PROPERTIES.

The Company's principal executive offices are located at 125 Moen Avenue, Cranford, New Jersey 07016, where the Company subleases a total of 30,000 square feet at an annual rental of $124,015 for the first two years of the lease, $145,900 for the third year of the lease, and $160,490 for each of the fourth through sixth years of the lease. The initial term of the lease expires in September 2002. The Company has the option to renew the lease for one additional five-year period. The leased space will also house the production equipment for the BreastAlert device and provide the Company with warehouse space.

Item 3.  LEGAL PROCEEDINGS.

None.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

                                     Part II

Item 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Prior to the completion of the Company's initial public offering on August 19, 1996, there was no established public trading market for the Company's Common Stock. The Company's Common Stock commenced quotation on the Nasdaq SmallCap Market on August 19, 1996. The following table sets forth, for the periods indicated, the high and low bid prices for the Common Stock as reported by the Nasdaq SmallCap Market (representing interdealer quotations which do not include retail markups, markdowns or commissions):

                                                     High              Low
                                                     ----              ---

Year Ended December 31, 1996:
         Third Quarter (beginning 8/14/96)           6-1/2               6
         Fourth Quarter                              6-3/8             5-5/8

On March 27, 1997, the last sale price of the Common Stock as reported by the Nasdaq SmallCap Market was $10 1/2.

Holders

On March 27, 1997, there were 134 holders of record of the Company's Common Stock. The Company believes that there are in excess of 760 beneficial owners of the Company's Common Stock.

Dividends

The Company has paid no dividends on its Common Stock since its inception and does not plan to pay dividends on its Common Stock in the foreseeable future. The payment of dividends in the future will depend on the evaluation by the Company's Board of Directors of such factors as it deems relevant at the time and restrictions imposed by the terms of the Company's debt obligations, if any. As of the date of this report, the Company has no debt obligations that impose restrictions on the payment of dividends. Currently, the Board of Directors believes that all of the Company's earnings, if any, should be retained for the development of the Company's business.

Recent Sales of Unregistered Securities

Since the completion of its initial public offering on August 19, 1996, the Company has granted options to certain officers and employees to purchase an aggregate of 67,500 shares of Common Stock. Options for 50,000 of such shares were granted on September 25, 1996, all of which have an exercise price of $6.00 per share. Options for 2,000 of such shares vest as to 667 shares on February 12, 1997, as to 667 shares on August 12, 1998 and as to 666 shares on August 12, 1999 and expire five years after the date on which they vest; and options for 48,000 of such shares have a ten year term and vest 20 percent per year over five years. Options for 10,000 of such shares were granted on December 16, 1996, have a ten year term and vest at the rate of 20 percent per year over five years. In addition, on September 25, 1996 the Company granted options to purchase an aggregate of 7,500 shares of Common Stock to five former directors of the Company in replacement for options which terminated upon the resignation of such directors in connection with the initial public offering. These options have a ten year term and vest at the rate of 25 percent per year over four years beginning on January 12, 1996. The issuances of all of these options are claimed to be exempt from registration pursuant to Section 4(2) of the Securities Act of 1933 as transactions by an issuer not involving a public offering.

Item 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND PLAN OF OPERATION.

The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of the Company's results of operations and financial condition. The discussion should be read in conjunction with the audited financial statements of the Company and notes thereto. This report contains certain statements of a forward-looking nature relating to future events or the future financial performance of the Company. Investors are cautioned that such statements are only predictions and that actual events or results may differ materially. In evaluating such statements, investors should carefully consider the various factors identified in this report which could cause actual results to differ materially from those indicated by such forward-looking statements.

Introduction

HumaScan, a development stage company, owns under license the exclusive rights in the United States and Canada to manufacture and market the BreastAlert device. The Company intends initially to market the BreastAlert device to primary care physicians, gynecologists and other medical specialists throughout the United States and to expand its marketing activities to Canada if and when management determines such expansion is appropriate.

Under Canada's current Food and Drugs Act and Medical Devices Regulations, the vast majority of medical devices enter the Canadian market without any type of premarket approval; device manufacturers are required only to notify the government that the device will be marketed in Canada.

The Canadian government has announced its intention to promulgate new regulations in the immediate future, which will establish four classes of devices. Under the new regulations, the BreastAlert device will likely be regulated a Class I medical device. Class I devices will be marketable upon device registration with the Canadian Department of Health. A Class I device may be registered when the manufacturer attests that objective evidence supports the safety and effectiveness of the device; that the device label provides specified information; that validation procedures ensure the accuracy of measurement devices; and that documented procedures exist with respect to maintenance of distribution records, implementation of recalls, and handling of mandatory device reporting in the event of safety or effectiveness problems involving the device.

Since its inception, the Company has devoted substantially all of its efforts to various organizational activities. These activities included the execution of the License Agreement, the development of a business strategy, the execution of the Distribution Agreement and the execution of the Turnkey Construction Contract. Since the completion of the Company's initial public offering on August 19, 1996, the Company has leased a 30,000 square foot facility to house its executive offices and Production Line and to provide warehouse space, and has been preparing such facility to receive the production equipment. As of the date of this report, the principal components of the Production Line have been delivered to the Company and the remaining components are on schedule to be delivered by the Delivery Date. The Company believes it can begin marketing the BreastAlert device in the second quarter of 1997.

When the Company becomes operational, its revenues, and hence profitability, if any, may vary significantly from fiscal quarter to fiscal quarter as well as in comparison to the corresponding quarter of the previous year as a result, among other factors, of the timing of any significant initial shipments and the inventory requirements of PSS.

The Company does not anticipate concentrations in the availability of raw materials and labor or in the geographical area in which the Company will sell the BreastAlert device. Concentrations could arise in one or more of those areas as the Company gains actual experience, however, and concentrations regarding raw materials and sales locales are more likely in the early stages of the Company's operations before it can build a base of business. The principal risks facing the Company in the next year are dependence on a single product, uncertainty of market acceptance, lack of manufacturing experience, reliance on a single distributor, technological factors, uncertainty of ongoing regulatory approval and competition.

The Company expects to incur substantial additional costs, including additional marketing expenses, clinical development expenses, manufacturing cost expenditures and administrative expenditures as it prepares to commence marketing. The Company does not expect, however, to incur substantial additional costs for raw materials.

In 1983, OHTA issued a report stating that thermography needed further development and should not be used alone for diagnostic screening for breast cancer. In 1984, HCFA withdrew coverage for thermography under Medicare as a diagnostic screening method for breast disease. In 1991, based upon reports which addressed the use of thermography in neurological and musculoskeletal conditions, the AMA passed a resolution stating that thermography had not been proven to have value as a medical diagnostic test. In 1992, HCFA withdrew Medicare reimbursement for all other uses of thermography. In 1993, the AMA adopted a resolution stating that the use of thermography for diagnostic purposes could not be recommended at that time. Although the BreastAlert device is adjunctive and is not to be used for diagnosis of breast disease, the OHTA, HCFA and AMA positions against the use of thermography as a diagnostic tool may cause confusion among physicians. The Company will need to demonstrate that the BreastAlert device is an effective adjunct to diagnostic procedures. In the event that the BreastAlert device fails to achieve significant market acceptance, it is likely that the Company's business operations would cease.

Fiscal Year Ended December 31, 1996 and Period From Inception (December 27,
1994) through December 31, 1995

The Company's net loss for the year ended December 31, 1996 was $1,632,102, or $0.35 per share, compared to $211,251, or $0.05 per share, for the period from December 27, 1994 (date of inception) to December 31, 1995. Such losses are attributable to the fact that the Company is still in the development stage and accordingly has not derived any revenues from operations to offset the development stage expenses.

Interest income for the fiscal year ended December 31, 1996 ("Fiscal 1996") was $256,883 compared to $899 for the period from December 27, 1994 (date of inception) to December 31, 1995, an increase of $255,984. This increase was due to higher balances of cash and cash equivalents and investments as a result of the August 1996 initial public offering. Operating expenses were $1,888,985 for Fiscal 1996 as compared to $212,251 for the period from December 27, 1994 (date of inception) to December 31, 1995 primarily due to the increased salary expenses related to the hiring of management and other personnel, interest expenses related to a bridge financing done by the Company and preparations to commence the manufacture and sale of the BreastAlert device.

Liquidity and Capital Resources

The Company has financed its operations since inception primarily by the issuance of equity securities, interest earned on cash, cash equivalents and short-term investments, and equipment leasing arrangements.

The Company's combined cash and cash equivalents totaled $6,413,062 at December 31, 1996, an increase of $6,194,542 from December 31, 1995. This increase resulted from the net cash provided by financing activities of $15,411,802, primarily from the May Private Placement and the initial public offering of common stock offset by net cash used in operating activities of $1,150,785 and net cash used in investing activities of $8,066,475 primarily due to the purchase of investments. Total liquid resources, including investments, as of December 31, 1996 were $12,509,511 compared to $218,520 at December 31, 1995.

In November 1995, the Company sold an aggregate of $350,000 principal amount of secured convertible promissory notes (the "November Bridge Notes") to certain accredited investors. The November Bridge Notes bore interest at the rate of 10% per annum, matured on May 15, 1996, and were secured by all of the assets of the Company. Certain of the November Bridge Notes were also secured by the shares of the Company's common stock owned by Donald Brounstein, the Company's President. In connection with the May Private Placement, the November Bridge Notes were converted into shares of Series A Preferred Stock and warrants ("Private Warrants") at the rate of one share of Series A Preferred Stock and one fifth of a Private Warrant for each $1.33 principal amount of November Bridge Notes, resulting in the issuance of 262,500 shares of Series A Preferred Stock and 52,500 Private Warrants. The November Bridge Investors also received payment from the Company of an aggregate of $16,488 in accrued interest on such notes.

In March 1996, the Company sold an aggregate of $460,000 principal amount of secured promissory notes (the "March Bridge Notes") and warrants to purchase 224,250 shares of the Company's common stock (the "March Bridge Warrants") to 15 accredited investors (the "March Bridge Investors") for an aggregate consideration of $460,000. The proceeds received from the March Bridge Investors were allocated between the March Bridge Notes and March Bridge Warrants. The $343,485 difference between the principal amount of the March Bridge Notes and the amount allocated was accreted and charged to operations over the term of the March Bridge Notes. The March Bridge Notes bore interest at the rate of 10% per annum and matured on May 15, 1996, were secured by all of the assets of the Company and were senior in right of payment and security to the November Bridge Notes. In connection with the May Private Placement, $434,800 in principal amount of March Bridge Notes (plus an additional $25,200 in principal amount, representing subscription funds in excess of the initial subscription amounts due from four March Bridge Investors, which was refunded to such four March Bridge Investors) was canceled and applied to the initial purchase price of an aggregate of 11.75 Units in the May Private Placement. The March Bridge Investors also received payment from the Company of an aggregate of $8,171 in accrued interest on such notes.

The Company sold 71.5 Units in the May Private Placement, each Unit consisting of 37,500 shares of Series A Preferred Stock and 7,500 Private Warrants, for an aggregate initial payment of $2,645,500 representing 37% of the total purchase price for the Units which includes $434,800 aggregate principal amount of March Bridge Notes surrendered in payment of the initial purchase price for 11.75 Units (including $40,000 in aggregate principal amount of March Bridge Notes exchanged by Mr. Brounstein in partial consideration for two Units purchased by him) and the cancellation of $34,000 in principal amount of certain loans made by Mr. Brounstein to the Company in 1995 (the "1995 Loans") in payment of the balance of the purchase price for the Units purchased by him, but not including $350,000 aggregate principal amount of November Bridge Notes converted into one share of Series A Preferred Stock and one fifth of a Private Warrant for each $1.33 principal amount of November Bridge Warrants so converted. The Company issued one quarter of one Unit to Haythe & Curley, the law firm that represented Burnham Securities Inc., the placement agent for the May Private Placement, and one tenth of one Unit to James J. Whidden, the Company's Senior Vice President of Clinical Development (who was a consultant to the Company at the time of such issuance), in exchange for services rendered. The balance of the purchase price was automatically reduced by 63%, an amount equal to the installments not yet due and payable as of August 9, 1996, the date the registration statement relating to the Company's initial public offering was declared effective under the Securities Act. The Series A Preferred Stock automatically converted into Common Stock on a share-for-share basis and the shares of Common Stock issued upon conversion of the Series A Preferred Stock was deemed fully paid and nonassessable.

On August 19, 1996, the Company sold 2,700,000 shares of its common stock in an initial public offering at a price of $6.00 per share, resulting in net proceeds to the Company of approximately $14.0 million after deducting underwriting discounts and commissions and offering expenses.

The net proceeds from the loans, private placements and the initial public offering were used for product license fees, capital expenditures, marketing expenses and general working capital purposes, including the repayment to Mr. Brounstein of $91,000 in principal amount of the 1995 Loans (plus accrued interest relating to his March Bridge Notes of $711).

In October 1995, the Company and Scantek entered into the License Agreement, pursuant to which Scantek granted the Company the exclusive license to manufacture and market the BreastAlert device in the United States and Canada for a cash payment of $1,600,000, $550,000 of which has already been funded. Subject to the Company's acceptance of the Production Line, $175,000 of the balance is payable on December 31, 1997, $175,000 on March 31, 1998, $350,000 on October 31, 1998 and $350,000 on January 31, 1999. Surplus Cash Flow, as defined in the License Agreement, is to be applied as prepayments to unpaid installments of the Cash Portion of the Licensing Fee in inverse order of maturity.

In November 1995, the Company arranged for the construction of the automated Production Line for the assembly of the BreastAlert device at a fixed price of $1,750,680 pursuant to the Turnkey Construction Contract with Zigmed. The contract provides for payments to Zigmed in stages over a 15-month period, of which $1,245,000 has been paid to Zigmed as of the date of this report. The Company has also agreed to pay Zsigmond G. Sagi, the chief executive officer and a principal of Zigmed, certain completion bonuses.

The Company has incurred negative cash flows from operations since inception. The Company has expended, and will continue to expend, substantial funds to prepare for and initiate manufacturing and marketing efforts and clinical development programs. The Company expects that its existing capital resources will be adequate to fund its capital requirements through the first quarter of 1998. However, no assurance can be given that there will be no change in the Company's business, financial condition or results of operations that would consume available resources significantly before such time. The Company's future liquidity and capital funding requirements will depend on numerous factors, including results of clinical trials, the extent to which the BreastAlert device gains market acceptance, the costs and timing of expansion of sales, marketing and manufacturing activities and competition. There can be no assurance that additional capital, if needed, will be available on terms acceptable to the Company, or at all. Furthermore, any additional equity financing may be dilutive to stockholders, and debt financing, if available, will likely include restrictive covenants and provide for security interest in the Company's assets. The failure of the Company to raise capital on acceptable terms when needed could have a material adverse effect on the Company's business, financial condition and results of operations.

Item 7.  FINANCIAL STATEMENTS.

                                  HUMASCAN INC.
                        (A Development Stage Enterprise)

                          Index to Financial Statements

      Independent Auditors' Report                                           23

      Financial Statements:

      Balance Sheets - December 31, 1996 and 1995                            24



      Statements of Operations - For the period from December 27, 1994
           (date of inception) to December 31, 1996, the year ended
           December 31, 1996 and the period from December 27, 1994
           (date of inception) to December 31, 1995                          25



      Statements of Stockholders' Equity (Deficit) - For the period from December 27, 1994 (date of inception) to December 31,
           1995 and the year ended December 31, 1996                         26



      Statements of Cash Flows - For the period from December 27, 1994
           (date of inception) to December 31, 1996, the year ended
           December 31, 1996 and the period from December 27, 1994
           (date of inception) to December 31, 1995                          27



      Notes to Financial Statements                                          28

                          INDEPENDENT AUDITORS' REPORT

     The Board of Directors
     HumaScan Inc.:

     We have audited the accompanying balance sheets of HumaScan Inc. (a development stage enterprise) as of December 31, 1996 and 1995, and the related statements of operations, stockholders' equity (deficit), and cash flows for the period from December 27, 1994 (date of inception) to December 31, 1996, the year ended December 31, 1996 and the period from December 27, 1994 (date of inception) to December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of HumaScan Inc. (a development stage enterprise) as of December 31, 1996 and 1995, and the results of its operations and its cash flows for the period from December 27, 1994 (date of inception) to December 31, 1996, the year ended December 31, 1996 and the period from December 27, 1994 (date of inception) to December 31, 1995 in conformity with generally accepted accounting principles.

                                                      KPMG Peat Marwick LLP

     Short Hills, New Jersey
     January 24, 1997

                                  HUMASCAN INC.
                        (A Development Stage Enterprise)
                                 Balance Sheets
                           December 31, 1996 and 1995



                                                                                   1996            1995
                                                                              --------------- ---------------

Assets

Current Assets:
  Cash and cash equivalents                                                       $6,413,062        $218,520
  Investments                                                                      6,096,449            -
  Prepaid expenses                                                                   115,557           5,000
                                                                              --------------- ---------------
    Total current assets                                                          12,625,068         223,520
  Property, plant and equipment, net                                                 480,756           4,400
  Other assets                                                                     1,363,206         145,000

                                                                              --------------- ---------------
    Total assets                                                                 $14,469,030        $372,920
                                                                              =============== ===============


Liabilities and Stockholder's Equity (Deficit)

Current Liabilities:
  Notes payable                                                                         -            350,000
  Accounts payable                                                                   215,603            -
  Accrued expenses                                                                 1,200,904       1,493,571
  Due to officer                                                                        -            125,000
  Obligations under capital lease                                                      8,283            -
                                                                              --------------- ---------------
    Total current liabilities                                                      1,424,790       1,968,571
                                                                              --------------- ---------------

Obligations under capital lease, noncurrent portion                                   35,657            -

Stockholders' equity (deficit):
Common Stock, $0.01 par value, 25,000,000 shares authorized;
  in 1996, 7,720,313 shares issued and outstanding; in 1995,
  1,747,500 shares issued and outstanding                                             77,204          17,475
Additional paid-in capital                                                        14,774,732      (1,401,875)
Deficit accumulated during the development stage                                  (1,843,353)       (211,251)

                                                                              --------------- ---------------
  Total stockholders' equity (deficit)                                            13,008,583      (1,595,651)

                                                                              --------------- ---------------
  Total liabilities and stockholders' equity (deficit)                           $14,469,030        $372,920
                                                                              =============== ===============


                                                           HUMASCAN INC.
                                                  (A Development Stage Enterprise)
                                                      Statements of Operations


                           For the period from December 27, 1994 (date of inception) to December 31, 1996, the year ended December 31, 1996 and the period
                                   from December 27, 1994 (date of inception) to December 31, 1995



                                                For the Period                                                For the Period
                                             from December 27, 1994                                         from December 27, 1994
                                             (date of inception)             For the year ended             (date of inception)
                                             to December 31, 1996            December 31, 1996             to December 31, 1995
                                           -------------------------   -------------------------------   --------------------------
Interest income                                            $257,782                          $256,883                         $899
                                           -------------------------   -------------------------------   --------------------------

Operating expenses:
  Facility costs                                            101,775                           101,775                -
  Marketing expenses                                        325,265                           325,265                -
  General and administrative expenses                     1,094,619                           889,510                      205,109
  Clinical development expenses                             204,987                           204,987                -
  Interest expense                                          374,489                           367,448                        7,041


                                           -------------------------   -------------------------------   --------------------------
                                                          2,101,135                         1,888,985                      212,150

                                           -------------------------   -------------------------------   --------------------------
Net loss                                                ($1,843,353)                      ($1,632,102)                   ($211,251)
                                           =========================   ===============================   ==========================

Net loss per share                                           ($0.42)                           ($0.35)                      ($0.05)
                                           =========================   ===============================   ==========================

Shares used in computing
  net loss per share                                      4,383,738                         4,654,640                    4,112,835
                                           =========================   ===============================   ==========================


                                                      HUMASCAN INC.
                                             (A Development Stage Enterprise)
                                       Statements of Stockholders' Equity (Deficit)

      For the period from December 27, 1994 (date of inception) to December 31, 1995 and the year ended December 31, 1996


                                                      Common Stock                Preferred Stock
                                                    --------------------      --------------------------          Additional
                                                      Shares     Amount         Shares         Amount          paid-in capital
                                                    ---------    -------      ----------    -----------        ---------------
Issuance of shares of common
  stock upon incorporation                            825,000    $ 8,250           -         $    -              $    53,750
Issuance of shares of common stock
  pursuant to subscription agreements                 247,500      2,475           -              -                  151,125
Issuance of shares of common stock
  in connection with license agreement                675,000      6,750           -              -               (1,606,750)
Net loss                                                 -          -              -              -                   -
                                                    ---------    -------      ----------     ----------          -----------
Balance, December 31, 1995                          1,747,500     17,475           -              -               (1,401,875)

Issuance of common stock warrants
  in connection with bridge financing                    -          -              -              -                  343,485
Issuance of shares of common stock
  in connection with license agreement                329,063      3,291           -              -                   (3,291)
Issuance of shares of preferred stock
  in connection with private placement                   -          -          2,943,750      6,421,133                 -
Sale of shares in public offering, net              2,700,000     27,000           -              -               13,974,418
Conversion of preferred to common shares, net       2,943,750     29,438      (2,943,750)    (6,421,133)           1,861,995
Net loss                                                 -          -              -              -                    -
                                                    ---------    -------      ----------     ----------          -----------
Balance, December 31, 1996                          7,720,313    $77,204               0             $0          $14,774,732
                                                    =========    =======      ==========     ==========          ===========


                                                   Deficit accumulated                               Total
                                                    during development        Subscription        Stockholders'
                                                          stage                Receivable         Equity (Deficit)
                                                   -------------------        ------------        ----------------
Issuance of shares of common
  stock upon incorporation                            $      -                  $   -               $    62,000
Issuance of shares of common stock
  pursuant to subscription agreements                        -                      -                   153,600
Issuance of shares of common stock
  in connection with license agreement                       -                      -                (1,600,000)
Net loss                                                 (211,251)                  -                  (211,251)
                                                      ------------              -----------         ------------
Balance, December 31, 1995                               (211,251)                       0           (1,595,651)

Issuance of common stock warrants
  in connection with bridge financing                        -                      -                   343,485
Issuance of shares of common stock
  in connection with license agreement                       -                      -                         0
Issuance of shares of preferred stock
  in connection with private placement                       -                  (4,504,500)           1,916,633
Sale of shares in public offering, net                       -                      -                14,001,418
Conversion of preferred to common shares, net                -                   4,504,500              (25,200)
Net loss                                               (1,632,102)                  -                (1,632,102)
                                                      ------------              -----------         ------------
Balance, December 31, 1996                            ($1,843,353)              $        0          $13,008,583
                                                      ============              ===========         ============



                                  HUMASCAN INC.
                        (A Development Stage Enterprise)
                            Statements of Cash Flows

      For the period from December 27, 1994 (date of inception) to December 31, 1996, the year ended December 31, 1996 and the period
              from December 27, 1994 (date of inception) to December 31, 1995


                                                                 Period from                                 Period from
                                                              December 27, 1994                           December 27, 1994
                                                             (date of inception)    For the year ended   (date of inception)
                                                            to December 31, 1996    December 31, 1996    to December 31, 1995
                                                            ----------------------  ------------------- -----------------------
Cash flows from operating activities:
  Net loss                                                           ($1,843,353)         ($1,632,102)              ($211,251)
  Adjustments to reconcile net loss to net cash used in
   operating activities:
  Noncash miscellaneous expenses                                          17,000              (23,350)                 40,350
  Noncash interest expense                                               343,485              336,444                   7,041
  Depreciation expense                                                    24,747               24,747            -
  Changes in operating assets and liabilities:
    Increase in other assets                                             (99,294)             (99,294)           -
    Increase in prepaid expenses                                        (115,557)            (110,557)                 (5,000)
    Increase in accounts payable                                         215,603              215,603            -
    Increase in accrued expenses                                         140,904              137,724                   3,180
                                                           ----------------------  ------------------- -----------------------
      Net cash used in operating activities                           (1,316,465)          (1,150,785)               (165,680)
                                                           ----------------------  ------------------- -----------------------
Cash flows from investing activities:
  Decrease (increase) in other assets                                      -                   40,000                 (40,000)
  Purchase of property, plant and equipment                             (455,514)            (451,114)                 (4,400)
  Payments for production line                                        (1,263,912)          (1,158,912)               (105,000)
  Payments in connection with license agreement                         (550,000)            (400,000)               (150,000)
  Purchase of investments                                             (6,096,449)          (6,096,449)           -
                                                           ----------------------  ------------------- -----------------------
    Net cash used in investing activities                             (8,365,875)          (8,066,475)               (299,400)
                                                           ----------------------  ------------------- -----------------------
Cash flows from financing activities:
  Proceeds from issuance of common stock                                 208,600           -                          208,600
  Proceeds from officer loan                                             125,000           -                          125,000
  Payments on officer loan                                               (91,000)             (91,000)           -
  Proceeds from borrowings of notes payable                              810,000              460,000                 350,000
  Principal payments on obligation under capital lease                    (6,049)              (6,049)           -
  Proceeds from Initial Public Offering, net                          14,001,418           14,001,418            -
  Proceeds from Private Placement, net                                 1,047,433            1,047,433            -
                                                            ----------------------  ------------------- -----------------------
    Net cash provided by financing activities                         16,095,402           15,411,802                 683,600
                                                            ----------------------  ------------------- -----------------------

Net increase in cash                                                   6,413,062            6,194,542                 218,520
Cash and cash equivalents, beginning of period                             -                  218,520            -
                                                            ----------------------  ------------------- -----------------------
Cash and cash equivalents, end of period                              $6,413,062           $6,413,062                $218,520
                                                            ----------------------  ------------------- -----------------------

Supplemental disclosure of noncash transactions:
  Amounts due in connection with license agreement                    $1,050,000           $1,050,000              $1,450,000
                                                            ======================  =================== =======================
  Value of common stock issued in connection with
    license agreement                                                    $12,291               $3,291                  $9,000
                                                            ======================  =================== =======================
  Value of equipment acquired under capital lease                        $49,989              $49,989            -
                                                            ======================  =================== =======================
  Conversion of notes payable to preferred stock                        $810,000             $810,000            -
                                                            ======================  =================== =======================
  Conversion of officer loan to preferred stock                          $34,000              $34,000            -
                                                            ======================  =================== =======================



                                  HUMASCAN INC.
                        (A Development Stage Enterprise)

                          Notes to Financial Statements

                           December 31, 1996 and 1995

 (1)    Organization and Significant Accounting Policies

        Organization:

        HumaScan Inc. (the Company), a development stage company, owns under license the exclusive rights in the United States and Canada to manufacture and market a device called the BreastAlertTM Differential Temperature Sensor (the BreastAlert device). The BreastAlert device is a non-invasive, easy to use, low cost, adjunctive test to be used by primary care physicians, gynecologists and other medical specialists as part of a breast disease monitoring program along with breast self-examination, palpation and (depending on a patient's age, family history and other factors) mammography and other established clinical procedures, including ultrasound and/or biopsy.

        The Company is currently devoting substantially all of its efforts to manufacturing and commercializing the BreastAlert device. There are no operating revenues to date and there have been no product sales from inception of the Company through December 31, 1996. To date, the Company has not manufactured or sold any product and there can be no assurance that the Company will be able to manufacture or market its product in the future, that future revenues will be significant, that any sales will be profitable, or that the Company will have sufficient funds available to manufacture or market its product. Further, the Company has significant working capital commitments.

        Basis of Presentation:

        The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities. Actual results could differ from those estimates. As no operations occurred in fiscal 1994, a separate statement of operations for that period has not been presented.

        Income Taxes:

        Certain expense items are included in one reporting period for financial reporting purposes and another for income tax purposes. Deferred income taxes are provided in recognition of these temporary differences which relate primarily to organization costs.

        Organization Costs:

        All organization costs are expensed as incurred.

        Other Assets:

        Payments for equipment made to a vendor in accordance with contract terms are included in other assets.

        Property, Plant and Equipment:

        Property, plant and equipment is stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the respective assets ranging from five to seven years.

        The cost of repairs and maintenance is charged to operations as incurred; significant renewals and betterments are capitalized.

        Facility Costs:

        Costs incurred to start up new facilities are included in facility costs in the accompanying statements of operations and expensed as incurred.

        Reverse Stock Split:

        The Company effected a four-to-three reverse stock split of its common stock on July 23, 1996. All common share and per share amounts in the accompanying financial statements have been retroactively adjusted to reflect this reverse stock split.

                                  HUMASCAN INC.
                        (A Development Stage Enterprise)

                    Notes to Financial Statements (Continued)

(1)     Organization and Significant Accounting Policies (Continued)

        Concentration of Credit Risks:

        The Company invests its excess cash in deposits with major U.S. financial institutions and money market funds.

        Stock Option Plan:

        Prior to January 1, 1996, the Company accounted for its stock option plan in accordance with the provisions of Accounting Principles Board
        (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. On January 1, 1996, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation, which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 also allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants made in 1995 and future years as if the fair-value-based method defined in SFAS No. 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide pro forma disclosure in accordance with the provisions of SFAS No. 123 (see note 7).

        Net Loss Per Share:

        Net loss per share was calculated by dividing the net loss by the weighted average number of common shares outstanding for the period, adjusted for the dilutive effect of common stock equivalents which consist of stock options and warrants using the treasury stock method. Net loss per share gives effect to certain adjustments described below.

        Pursuant to Securities and Exchange Commission (SEC) Staff Accounting bulletins and SEC Staff policy, common equivalent shares issued during the twelve-month period prior to the initial public offering at prices below the initial public offering price are presumed to have been issued in contemplation of the initial public offering and have been included in the calculation as if they were outstanding for all periods presented (using the treasury stock method and the initial public offering price of $6.00 per share).

        Pursuant to the policy of the SEC Staff, the calculation of shares used in computing net loss per share for 1995 includes all of the preferred stock that converted into shares of common stock upon completion of the initial public offering (using the treasury stock method and the initial public offering price of $6.00 per share) as if they were outstanding for all periods presented.

        Pursuant to the policy of the SEC Staff, the calculation of shares used in computing net loss per share in 1996, the fiscal year the initial public offering became effective, also includes calculation of stock options and warrants as if they were outstanding throughout the interim period (March 1996) contained in the prospectus.

        Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed of:

        The Company adopted the provisions of SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of, on January 1, 1996. This statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. Adoption of this statement did not have any impact on the Company's financial position, results of operations, or liquidity.

                                  HUMASCAN INC.
                        (A Development Stage Enterprise)

                    Notes to Financial Statements (Continued)

(2)     Property, Plant and Equipment

        Property, plant and equipment consists of the following at December 31, 1996 and 1995:

                                                       1996             1995
                                                       ----             ----

          Production equipment                     $  72,053          $    -
          Office equipment                           109,764            4,400
          Furniture and fixtures                      63,952               -
          Leasehold improvements                     259,734               -
                                                   ---------           ------
                                                     505,503            4,400
          Less - accumulated depreciation            (24,747)              -
                                                   ---------          -------
          Property, plant and equipment, net       $ 480,756          $ 4,400
                                                   =========          =======

(3)     License Agreement

        In October 1995, the Company entered into an exclusive license agreement with Scantek Medical, Inc. (Scantek) which grants the Company the right to manufacture and sell the BreastAlert device in the United States and Canada. The device is protected by United States patents that expire on May 22, 1998. The license agreement, as amended, in addition to providing for the issuance of 675,000 shares of common stock, provides for a cash payment to Scantek of $1,600,000, $550,000 and $150,000 of which has already been paid at December 31, 1996 and 1995, respectively. Thereafter (subject to the Company accepting the production line described in note 8), $175,000 is payable on December 31, 1997, $175,000 on March 31, 1998, $350,000 on October 31, 1998 and $350,000 on January
        31, 1999. Surplus cash flow (one half of net income, as defined in the license agreement, subject to certain adjustments) after the Company begins operations is to be applied to unpaid installments of the cash portion of the licensing fee in inverse order of maturity. Scantek is entitled to advance payments as follows: (i) $100,000 (applied to unpaid installments of the cash portion of the licensing fee in direct order of maturity) upon the later of (x) the investment at any time by a distributor of $500,000 in the Company by exercising its warrant for 125,000 shares of the Company's common stock (see note 6) and (y) the shipment by the Company of the first order of the BreastAlert device to the distributor; (ii) $300,000 (of which $100,000 is to be applied to unpaid installments of the cash portion of the licensing fee in direct order of maturity and the other $200,000 to be applied in inverse order of maturity) upon the earlier to occur of (a) the extension of the relevant patents at least through January 1, 2003 or (b) Scantek's obtaining a new United States patent on the product; and (iii) if the circumstances described in the preceding clause (ii) have not occurred and if Scantek had filed an application for a new United States patent on the product at least one week prior to the first road show for the initial public offering of the Company's securities, Scantek would have been entitled to an advance payment of $100,000 from the proceeds of the closing of the public offering (which would have be deemed a partial advance of the $300,000 payable pursuant to such clause (ii) and which would have been applied to the unpaid installments of the cash portion of the licensing fee in direct order of maturity). The license agreement also provides for minimum annual royalty payments ranging from $150,000 in the first year in which the product is sold to $600,000 in the fifth and subsequent years (the Minimum Royalties) and maximum royalty payments ranging from 3% of annual net product sales of up to $2,000,000 to 10% of the annual net product sales if annual net product sales exceed $10,000,000 (the Percentage Royalties). In addition, the license agreement will automatically terminate if the aggregate earned royalties for the first three years the product is sold do not exceed $950,000 (the Threshold Earned Royalties). The Minimum Royalties and Threshold Earned Royalties automatically terminate after February 26, 1997 (the date the relevant patents expire) if a competitor introduces a product which would have infringed upon such patents. In addition, the Percentage Royalties are reduced or eliminated if the Company reduces the price of its product below certain preset amounts. In connection with the closing of a private placement, the Company issued 329,063 additional shares of common stock to Scantek in exchange for the termination of its right, pursuant to the license agreement, to maintain a 15% beneficial ownership interest in the Company upon the completion of the initial public offering, as defined in the license agreement, by December 31, 1996.

                                  HUMASCAN INC.
                        (A Development Stage Enterprise)

                    Notes to Financial Statements (Continued)

(3)     License Agreement (Continued)

        The Company has recorded the entire consideration for the license given to Scantek in accordance with published SEC rules and regulations regarding transfers of nonmonetary assets by promoters and stockholders, against additional paid-in capital in the accompanying financial statements. The reduction in paid-in capital reflects the equivalent of a return of capital to be paid in accordance with the terms of the license out of the proceeds of the initial public offering.

(4)     Due to Officer:

        The chief executive officer of the Company agreed to loan the Company up to $200,000 prior to the initial closing of a private placement (see note 6), at which time he agreed to purchase two of the units offered; any outstanding amount due from the Company pursuant to the loans was applied to such purchase and the amount in excess of the first installment (which aggregated $74,000) of the purchase price for the units (which aggregated $200,000) was repaid to him. Amounts advanced at December 31, 1995 totaled $125,000.

(5)     Leases

        The Company leases its facility under a six-year operating lease expiring on September 30, 2002. Future minimum lease payments under this lease agreement as of December 31, 1996 are as follows:

            For the Year Ending
               December 31,                                Amount
            -------------------                            ------
                    1997                                $ 124,020
                    1998                                  129,489
                    1999                                  149,544
                    2000                                  160,488
                    2001                                  280,854

        The lease includes a renewal option for up to a five-year period.

        The Company has an obligation under a capital lease with total payments through February 25, 2001 which aggregate $43,940.

 (6)    Stockholders' Equity (Deficit)

        At its inception, the Company issued 750,000 shares of its common stock at $.067 per share to its chief executive officer and 75,000 shares at $.16 per share to certain other investors. The Company also issued 22,500 and 225,000 shares of its common stock at $.16 and $.67 per share, respectively, in March 1995 pursuant to various subscription agreements. On March 22, 1995, the Company authorized the issue of 5,000,000 shares of common stock, par value $.01 per share, and amended its certificate of incorporation to increase the authorized number of shares of common stock. On July 23, 1996, the authorized common stock was increased to 25,000,000 shares.

        In March 1995, the Company issued 675,000 shares of its common stock, valued at $.067 per share, in conjunction with a license agreement with Scantek (see note 3). Scantek received an additional 329,063 shares of Common Stock on May 15, 1996.

        On November 30, 1995, the Company sold an aggregate of $350,000 principal amount of secured convertible promissory notes (the November Bridge Notes) to certain accredited investors. The November Bridge Notes bore interest at the rate of 10% per annum, matured on May 15, 1996, and were secured by all of the assets of the Company. Certain of the November Bridge Notes were also secured by the shares of the Company's common stock owned by the Company's chief executive officer and one of its founders.

                                  HUMASCAN INC.
                        (A Development Stage Enterprise)

                    Notes to Financial Statements (Continued)

(6)     Stockholders' Equity (Deficit) (Continued)

        On March 19, 1996 the Company sold an aggregate of $460,000 principal amount of secured promissory notes (the March Bridge Notes) and warrants for 224,250 shares of the Company's common stock (the March Bridge Warrants) to 15 accredited investors (the March Bridge Investors) for an aggregate consideration of $460,000. The March Bridge Notes bore interest at the rate of 10% per annum and matured on May 15, 1996, were secured by all of the assets of the Company and were senior in right of payment and security to the November Bridge Notes. The proceeds received from the March Bridge Investors were allocated between the March Bridge Notes and the March Bridge Warrants. The $343,485 difference between the principal amount of the March Bridge Notes and the amount allocated was accreted and charged to operations over the term of the March Bridge Notes. Each March Bridge Investor was required to surrender its March Bridge Note to the Company on May 15, 1996 in exchange for the application of the outstanding principal amount of such March Bridge Note against the purchase price of the units then purchased by such March Bridge Investor and for a cash payment from the Company of the accrued interest due on such March Bridge Note.

        In May 1996, the authorized capital stock of the Company was increased to 14,000,000 shares of common stock, 4,175,000 shares of Series A Convertible Preferred Stock and 1,825,000 shares of undesignated preferred stock.

        On May 15, 1996, the Company completed a private placement for 71.5 units for committed gross proceeds of $7,150,000 before commissions and related expenses of approximately $1,000,000. Each unit consisted of 37,500 shares of the Company's Series A Convertible Preferred Stock and warrants to purchase 7,500 shares of the Company's common stock for $2.93 per share. The $7,150,000 included 37% of the purchase price for each unit, which was paid at the time the unit was purchased. The balance of the purchase price was automatically reduced by an amount equal to the installments not yet due and payable on August 9, 1996, the date the registration statement relating to the Company's initial public offering was declared effective under the Securities Act of 1933. The Series A Preferred Stock automatically converted into Common Stock on a share-for-share basis for a total of 2,943,750 shares of common stock and the shares of Common Stock issued upon conversion of the Series A Preferred Stock were deemed fully paid and nonassessable. The November Bridge Notes were automatically converted into .75 share of Series A Convertible Preferred Stock and one fifth of a warrant to purchase a share of common stock at $2.93 for each $1.00 principal amount of such note for a total of 262,500 shares of Series A Convertible Preferred Stock and warrants to purchase 70,000 shares of Common Stock.

        In connection with the private placement, the Company also issued additional private warrants to certain investors to purchase an aggregate of 198,750 shares of common stock at a price of $2.93 per share. These include 161,250 warrants which (i) may be exercised in full if the common stock had been trading in the public market at a price per share of at least $7.33 before a date which is six months after the initial public offering closing, (ii) may be exercised for an aggregate of only 52,500 shares of common stock if the common stock has been trading publicly at a price per share of at least $7.33 more than six months but less than nine months from the Initial Closing, and (iii) may not be exercised at all if the common stock does not trade in the public market at a price per share of at least $7.33 within nine months after the Initial Closing. Pursuant to the Placement Agreement, the Company also issued to the placement agent warrants to purchase 400,000 shares of common stock at $2.93 per share.

        On July 23, 1996, in connection with the aforementioned stock split, the authorized common stock was increased to 25,000,000 shares.

        On August 19, 1996, the Company sold 2,700,000 shares of its common stock in a public offering at a price of $6.00 per share, resulting in net proceeds to the Company of approximately $14.0 million after deducting underwriting discounts and commissions and offering expenses. Simultaneously, each share of Series A Convertible Preferred Stock was converted into one share of common stock for a total of 2,943,750 shares of common stock.

 (7)    Stock Options

        In June 1996, the Company adopted the 1996 Stock Incentive Plan (the
        Plan) pursuant to which the Company's Board of Directors may grant stock options to officers, key employees, and consultants. The Plan authorizes grants of options

                                  HUMASCAN INC.
                        (A Development Stage Enterprise)

                    Notes to Financial Statements (Continued)

(7)      Stock Options (Continued)

        to purchase up to 700,000 shares of authorized but unissued common stock. Stock options are granted with an exercise price equal to the stock's fair market value at the date of grant. The Company's options have ten-year terms and generally vest over a five-year period. The stock option activity is as follows:

                                                   Shares          Price
                                                   ------          -----
            Granted, June 20, 1996                128,000        $ 6.00
            Granted, September 25, 1996            50,000          6.00
            Granted, December 16, 1996             10,000          5.75
                                                  -------
            Balance at December 31, 1996          188,000
                                                  =======

        All of the above options remain outstanding at December 31, 1996 and have a weighted average remaining contractual life of 9.5 years.

        In addition to the options provided for in the aforementioned Plan, in early 1996, 142,500 options were issued to certain officers, employees and consultants at an exercise price of $5.33 per share, each with a five-year term, and 7,500 options were granted to certain former directors on September 25, 1996 to replace certain options which terminated upon resignation of such directors in connection with the Company's initial public offering. These 7,500 options have an exercise price of $6.00 per share and a ten year term. All of these options remain outstanding at December 31, 1996 and have a weighted average remaining contractual life of 4 years.

        The per share weighted-average fair value of stock options granted during 1996 was between $1.07 and $2.40 on the date of grant using the Black Scholes option-pricing model with the following weighted-average assumptions: no expected dividend yield, risk-free interest rate of 5.5%, and an expected life of either 5 or 10 years.

        The Company applies APB Opinion No. 25 in accounting for the Plan and, accordingly, no compensation cost has been recognized for its stock options in the financial statements. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's net loss would have been increased to the pro forma amounts indicated below:

                                                               1996
                                                               ----
            Net loss                As reported            ($1,632,102)
                                    Pro forma              ($1,978,444)

            Net loss per share      As reported            ($.35)
                                    Pro forma              ($.43)

(8)     Commitments

        The Company has arranged for the construction of an automated production line for the assembly of the BreastAlert device pursuant to a $1,750,680 fixed-price turnkey construction contract (the Turnkey Construction Contract). The Turnkey Construction Contract provides payments in stages over a 15-month period. Payments in accordance with the terms of this agreement aggregated $1,263,912 and $105,000 as of December 31, 1996 and 1995, respectively. Such amounts are included in other assets in the accompanying balance sheets. The vendor's president is the son of the Chairman of the Board of Scantek. The Company has agreed to pay the vendor a bonus of up to $25,000 and 18,750 warrants to purchase the Company's common stock at an exercise price of $5.33 per share upon the timely completion of the production line.

        The Company has signed, effective January 1, 1996, a three-year employment agreement with its chief executive officer, with a rolling one-year renewal. Annual compensation under the agreement includes a base salary of $145,000

                                  HUMASCAN INC.
                        (A Development Stage Enterprise)

                    Notes to Financial Statements (Continued)

(8)     Commitments (Continued)

        and a bonus, at the discretion of the Board of Directors, of up to 100% of such salary. In addition, options to purchase 37,500 shares of common stock at an exercise price of $5.33 per share have been issued.

        The Company entered into an exclusive distribution agreement (Distribution Agreement) in February 1996. The Distribution Agreement covers exclusive United States rights and provides for the parties to cooperate on plans and preparations for the regional and national introduction of the BreastAlert device prior to the first production, sales and deliveries to physicians. The term of the Distribution Agreement continues until terminated by either party for certain material breaches which are not cured within prescribed time limits. A representative of the distributor is a member of the Board of Directors of the Company. In connection with the Distribution Agreement, the Company also has issued to the distributor warrants to purchase 166,667 shares of common stock at an exercise price of $5.33 per share (aggregating $500,000), and the distributor is obligated to exercise such warrants within 90 days after both (i) the first 50,000 saleable BreastAlert device units have been provided to the distributor and (ii) an officer of the Company certifies in good faith to the distributor that the Company has no reason to believe it will be unable to supply sufficient product to the distributor to achieve the Distribution Agreement's first operating year objective. The Distribution Agreement restricts such $500,000 solely for use by the Company for advertising and promotion of the BreastAlert device.

(9)     Income Taxes

        The Company has adopted SFAS No. 109 to account for income taxes. Pursuant to the accounting standard, the tax effects of temporary differences that give rise to significant portions of the Company's deferred tax assets as of December 31, 1996 and 1995 are presented below:

                                                        1996              1995
                                                        ----              ----
           Deferred tax assets:
              Net operating loss carryforwards        $569,280          $ 2,167
              Property and equipment                    (2,101)               0
              Other                                     77,994           71,771
                                                      --------          -------
              Total                                    645,173           73,938

              Valuation allowance                     (645,173)         (73,938)
                                                      --------          -------

              Net deferred taxes                      $      0          $     0
                                                      ========          =======

        The valuation allowances for fiscal year 1996 and 1995 have been applied to offset the deferred tax assets in recognition of the uncertainty that such tax benefits will be realized. The valuation allowances as of December 31, 1996 and 1995 include $571,235 and $73,938 relating to fiscal years 1996 and 1995 operations, respectively.

        At December 31, 1996, the Company has available net operating loss carryforwards for Federal income tax reporting purposes of approximately $1,626,515 which expire beginning in fiscal year 2011. The Company's ability to use such net operating loss carryforwards may be subject to certain limitations due to ownership changes as defined by rules enacted with the Tax Reform Act of 1986. The Company made no payments of Federal or state income taxes during fiscal years 1996 and 1995.

(10)     Retirement Benefits

        On January 1, 1997, the Company began sponsoring a Savings Incentive Match Plan for Employees in which all employees may participate. The Company will match each employee's contributions on a dollar-for-dollar basis up to 3% of the employee's compensation.

                                    Part III

Item 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.

Item 9. DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Item 10. EXECUTIVE COMPENSATION.

Item 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

Item 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         The information required by Items 9, 10, 11 and 12 is incorporated by reference to the information included in the Company's definitive proxy statement in connection with the Annual Meeting of Stockholders to be held in June 1997, which definitive proxy statement will be filed by April 30, 1997.

Item 13.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)   Exhibits

                                                                           Incorporated by
   Exhibit                                                                 Reference from        No. in
   Number                            Description                              Document          Document    Page
   ------                            -----------                           ---------------      --------    ----

    3.1       Certificate of Incorporation of the Company, as amended            A                3.1

    3.2       By-Laws of the Company                                             A                3.2

    4.1       Form of Common Stock Certificate                                   A                4.1

    4.2       Form of Representative's Warrant Agreement between the             A                4.3
              Representative and the Company, including Form of
              Representative's Warrant Certificate

    4.3       Form of Warrant Certificate for March Bridge Warrants              A                4.4

    4.4       Form of Private Warrants issued in connection with May             A                4.5
              Private Placement

    4.5       Options issued to Certain Officers on February 9, 1996             A                4.6
              and June 3, 1996

    10.1      Distribution Agreement, dated as of February 27, 1996,             A                10.1
              between the Company and Physician Sales & Service, Inc.,
              as amended

    10.2      License Agreement, dated as of October 20, 1995, between           A                10.2
              the Company and Scantek Medical, Inc., as amended

    10.3      Turnkey Construction Contract, dated as of October 31,             A                10.3
              1995, between the Company and Zigmed, Inc.

    10.4      Agreement, dated March 19, 1996, between the Company and           A                10.5
              Udi Toledano

    10.5      Agreement, dated March 19, 1996, between the Company and           A                10.6
              Herbert V. Turk

    10.6      Warrant Agreement between the Company and Physician                A                10.7
              Sales & Service, Inc.

    10.7      Employment Agreement between the Company and Donald B.             A                10.8
              Brounstein, dated as of January 1, 1996

    10.8      Employment Agreement between the Company and James J.              A                10.9
              Whidden, dated as of May 1, 1996

    10.9      Employment Agreement between the Company and Kenneth S.            A                10.10
              Hollander, dated as of June 3, 1996

   10.10      1996 Stock Incentive Plan                                          A                10.11

   10.11      Financial Services Agreement, dated as of November 16,             A                10.13
              1995, between the Company and Burnham Securities Inc.,
              as amended




   10.12      Lease, dated June 11, 1996, between the Moen                       A                10.14
              Organization, Inc. and the Company

   10.15 Form of Indemnification Agreement between the Company and its Executive Officers and Directors

    27.1      Financial Data Schedule

-----------------------------

A. Issuer's Form SB-2 Registration Statement (No. 333-6607), declared effective August 9, 1996.

(b)   Reports on Form 8-K

     None.

                                    Signature

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            HUMASCAN INC.

Dated:  March 28, 1997           By:    /s/ DONALD B. BROUNSTEIN
                                        Donald B. Brounstein, President and
                                        Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated:  March 28, 1997           By:    /s/ DONALD B. BROUNSTEIN
                                        Donald B. Brounstein, President and
                                        Chief Executive Officer


Dated:  March 28, 1997                  /s/  KENNETH S. HOLLANDER
                                        Kenneth S. Hollander, Chief Financial
                                        Officer (Principal Financial Officer and
                                        Principal Accounting Officer)

Dated:  March 28, 1997                  /s/  JACK L. RIVKIN
                                        Jack L. Rivkin, Director

Dated:  March 28, 1997                  /s/  JOHN F. SASEN, SR.
                                        John F. Sasen, Sr., Director

Dated:  March 28, 1997                  /s/  UDI TOLEDANO
                                        Udi Toledano, Director

                             EXHIBIT INDEX
                                                                           Incorporated by
   Exhibit                                                                 Reference from        No. in
   Number                            Description                              Document          Document    Page
   ------                            -----------                           ---------------      --------    ----
    3.1       Certificate of Incorporation of the Company, as amended            A                3.1

    3.2       By-Laws of the Company                                             A                3.2

    4.1       Form of Common Stock Certificate                                   A                4.1

    4.2       Form of Representative's Warrant Agreement between the             A                4.3
              Representative and the Company, including Form of
              Representative's Warrant Certificate

    4.3       Form of Warrant Certificate for March Bridge Warrants              A                4.4

    4.4       Form of Private Warrants issued in connection with May             A                4.5
              Private Placement

    4.5       Options issued to Certain Officers on February 9, 1996             A                4.6
              and June 3, 1996

    10.1      Distribution Agreement, dated as of February 27, 1996,             A                10.1
              between the Company and Physician Sales & Service, Inc.,
              as amended

    10.2      License Agreement, dated as of October 20, 1995, between           A                10.2
              the Company and Scantek Medical, Inc., as amended

    10.3      Turnkey Construction Contract, dated as of October 31,             A                10.3
              1995, between the Company and Zigmed, Inc.

    10.4      Agreement, dated March 19, 1996, between the Company and           A                10.5
              Udi Toledano

    10.5      Agreement, dated March 19, 1996, between the Company and           A                10.6
              Herbert V. Turk

    10.6      Warrant Agreement between the Company and Physician                A                10.7
              Sales & Service, Inc.

    10.7      Employment Agreement between the Company and Donald B.             A                10.8
              Brounstein, dated as of January 1, 1996

    10.8      Employment Agreement between the Company and James J.              A                10.9
              Whidden, dated as of May 1, 1996

    10.9      Employment Agreement between the Company and Kenneth S.            A                10.10
              Hollander, dated as of June 3, 1996

   10.10      1996 Stock Incentive Plan                                          A                10.11

   10.11      Financial Services Agreement, dated as of November 16,             A                10.13
              1995, between the Company and Burnham Securities Inc.,
              as amended


   10.12      Lease, dated June 11, 1996, between the Moen                       A                10.14
              Organization, Inc. and the Company

                                       39

   10.15 Form of Indemnification Agreement between the Company and its Executive Officers and Directors

    27.1      Financial Data Schedule
--------------------

A. Issuer's Form SB-2 Registration Statement (No. 333-6607), declared effective August 9, 1996.