Form 10QSB
period 1997-03-31
HUMASCAN INC
filed 1997-05-12
CIK 1015194

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                        --------------------------------

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM__________ to _________.

                             Commission File Number
                             ----------------------
                                     0-21015

                                  HUMASCAN INC.
        ----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

          Delaware                                        22-3345046
--------------------------------                       -----------------
(State or other jurisdiction of                         (IRS Employer
 incorporation or organization)                       Identification No.)

                   125 Moen Avenue, Cranford, New Jersey 07016
                   -------------------------------------------
                    (Address of principal executive offices)

                                 (908) 709-3434
                -----------------------------------------------
                (Issuer's telephone number, including area code)

                                 Not Applicable
              -----------------------------------------------------
              (Former name, former address, and former fiscal year,
                         if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of May 12, 1997, Issuer had outstanding 7,720,313 shares of common stock, par value $.01 per share.

Transitional small business disclosure format (check one): Yes ____  No X .

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS


                                 HumaScan Inc.
                        (A Development Stage Enterprise)
                            Condensed Balance Sheet
                      December 31, 1996 and March 31, 1997



                                                                                    12/31/96           3/31/97
                                                                                  ------------      ----------------
                                                                                                      (Unaudited)

Assets
Current Assets:
  Cash and cash equivalents                                                       $  6,413,062       $  5,424,135
  Investments                                                                        6,096,449          6,180,427
  Prepaid Expenses                                                                     115,557            120,400
                                                                                  ------------       ------------
    Total current assets                                                            12,625,068         11,724,962
  Property, plant and equipment, net                                                   480,756            586,909
  Other assets                                                                       1,363,206          1,395,885
                                                                                  ------------       ------------
    Total assets                                                                  $ 14,469,030       $ 13,707,756
                                                                                  ============       ============

Liabilities and Stockholder's Equity

Current Liabilities:
  Accounts payable                                                                     215,603            105,223
  Accrued expenses                                                                   1,200,904          1,155,616
  Obligations under capital lease                                                        8,283              8,586
    Total current liabilities                                                        1,424,790          1,269,425
                                                                                  ------------       ------------
Obligations under capital lease, noncurrent portion                                     35,657             33,393

Stockholders' equity:
Common Stock, $0.01 par value, 25,000,000 shares authorized;
  in 1996 and 1997,  7,720,313 shares issued and outstanding                            77,204             77,204
Additional paid-in capital                                                          14,774,732         14,774,732
Deficit accumulated during the development stage                                    (1,843,353)        (2,446,998)
  Total stockholders' equity                                                        13,008,583         12,404,938
                                                                                  ------------       ------------
  Total liabilities and stockholders' equity                                      $ 14,469,030       $ 13,707,756
                                                                                  ============       ============


    See accompanying notes to unaudited condensed financial statements.

                                 HumaScan Inc.
                        (A Development Stage Enterprise)
                       Condensed Statements of Operations

               For the Three Months Ended March 31, 1997 and 1996
 and for the period from December 27, 1994 (date of inception) to March 31, 1997

                                  (UNAUDITED)


                                                                                   For the Period
                                                   Three Months Ended              from 12/27/94
                                             -------------------------------     (date of inception)
                                              3/31/97              3/31/96           to 3/31/97
                                             -----------         -----------         -----------
Interest income                              $   160,224         $     1,246         $   418,007
                                             -----------         -----------         -----------

Operating Expenses:
  Facility costs                                 178,324               1,936             280,099
  Marketing expenses                             155,851              18,782             481,116
  General and administrative expenses            295,060             130,021           1,386,500
  Clinical development expenses                  132,971               1,264             337,958
  Interest expense                                 1,663              87,605             379,332
                                             -----------         -----------         -----------
                                                 763,869             239,608           2,865,005
                                             -----------         -----------         -----------
Net loss                                     ($  603,645)        ($  238,362)        ($2,446,998)
                                             ===========         ===========         ===========
Net loss per common share                    ($     0.08)        ($     0.06)
                                             ===========         ===========
Shares used in computing
  net loss per share                           7,720,313           4,326,719
                                             ===========         ===========

       See accompanying notes to unaudited condensed financial statements.

                                 HumaScan Inc.
                        (A Development Stage Enterprise)
                       Condensed Statements of Cash Flows

   For the three months ended March 31, 1997 and 1996 and for the period from
            December 27, 1994 (date of inception) to March 31, 1997
                                  (UNAUDITED)


                                                                                      Three months              Period from
                                                                                      ended March 31,         December 27, 1994
                                                                             ----------------------------    (date of inception)
                                                                                  1997            1996        to March 31, 1997
                                                                             ------------     -----------     ----------------
Cash flows from operating activities:
  Net loss                                                                   ($   603,645)   ($   238,362)     ($ 2,446,998)
  Adjustments to reconcile net loss to net cash used in
   operating activities:
  Noncash miscellaneous expenses                                                     --            10,000            17,000
  Noncash interest expense                                                           --            87,605           343,485
  Depreciation expense                                                             24,062           1,886            48,809
  Changes in operating assets and liabilities:
    Increase in other assets                                                      (26,227)           --            (125,521)
    Decrease (increase) in prepaid expenses                                        (4,843)          5,000          (120,400)
    Increase (decrease) in accounts payable                                      (110,380)           --             105,223
    Increase (decrease) in accrued expenses                                       (45,288)         35,218            95,616
                                                                             ------------    ------------      ------------
      Net cash used in operating activities                                      (766,321)        (98,653)       (2,082,786)
                                                                             ============    ============      ============

Cash flows from investing activities:
  Increase in other assets                                                           --          (350,000)             --
  Purchase of property, plant and equipment                                      (130,215)           --            (585,729)
  Payments for production line                                                     (6,452)           --          (1,270,364)
  Payments in connection with license agreement                                      --              --            (550,000)
  Purchase of investments                                                         (83,978)           --          (6,180,427)
                                                                             ------------    ------------      ------------
    Net cash used in investing activities                                        (220,645)       (350,000)       (8,586,520)
                                                                             ============    ============      ============

Cash flows from financing activities:
  Proceeds from issuance of common stock                                             --              --             208,600
  Proceeds from officer loan                                                         --              --             125,000
  Payments on officer loan                                                           --              --             (91,000)
  Proceeds from borrowings of notes payable                                          --           460,000           810,000
  Principal payments on obligation under capital lease                             (1,961)           (573)           (8,010)
  Proceeds from initial public offering                                              --              --          14,001,418
  Proceeds from private placement                                                    --              --           1,047,433
                                                                             ------------    ------------      ------------
    Net cash provided by financing activities                                      (1,961)        459,427        16,093,441
                                                                             ============    ============      ============

Net increase in cash                                                             (988,927)         10,774         5,424,135
Cash and cash equivalents, beginning of period                                  6,413,062         218,520              --
                                                                             ------------    ------------      ------------
Cash and cash equivalents, end of period                                     $  5,424,135    $    229,294      $  5,424,135
                                                                             ============    ============      ============

Supplemental disclosure of noncash transactions:
  Amounts due in connection with license agreement                           $  1,050,000            --        $  1,050,000
                                                                             ============    ============      ============
  Dollar value of common stock issued in connection with license agreement   $      3,291            --        $     12,291
                                                                             ============    ============      ============
  Dollar value of equipment acquired under capital lease                     $     49,989    $     49,989      $     49,989
                                                                             ============    ============      ============
  Conversion of notes payable to preferred stock                             $    810,000            --        $    810,000
                                                                             ============    ============      ============
  Conversion of officer loan to preferred stock                              $     34,000            --        $     34,000
                                                                             ============    ============      ============


     See accompanying notes to unaudited condensed financial statements.

                                  HUMASCAN INC.
                        (A Development Stage Enterprise)

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                             March 31, 1997 and 1996

                                   (UNAUDITED)

(1)  Basis of Presentation

         The unaudited condensed financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and in accordance with generally accepted accounting principles. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These unaudited financial statements should be read in conjunction with the 1996 financial statements and notes thereto.

         In the opinion of the Company's management, the accompanying unaudited condensed financial statements have been prepared on a basis substantially consistent with the audited financial statements and contain adjustments, all of which are of a normal recurring nature, necessary to present fairly its financial position as of March 31, 1997 and its results of operations and cash flows for the three and nine months ended March 31, 1997 and 1996 and for the period December 27, 1994 (date of inception) to March 31, 1997. Interim results are not necessarily indicative of results for the full fiscal year.

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

         Pursuant to Securities and Exchange Commission (SEC) Staff Accounting bulletins and SEC Staff policy, prior to the year in which the initial public offering became effective, common equivalent shares issued during the twelve-month period prior to the initial public offering at prices below the initial public offering price are presumed to have been issued in contemplation of the initial public offering and have been included in the calculation as if they were outstanding for all periods presented (using the treasury stock method and an initial public offering price of $6.00 per share).

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND PLAN OF OPERATION

Plan of Operation

         The Company is devoting substantially all of its present efforts to establishing a new business by commercializing the BreastAlert(TM) device. The Company has generated no revenues to date and, from inception (December 27, 1994) until March 31, 1997, the Company accumulated a deficit of $2,446,998.

         Operating expenses consist of facility costs, marketing expenses, general and administrative expenses, clinical development expenses, and interest expense. Operating expenses increased $524,261 during the three month period ended March 31, 1997 over the comparable year earlier period due to the hiring of personnel and increased clinical and marketing expenses in anticipation of commercializing the BreastAlert device. The Company anticipates that selling, general and administrative expenses will increase during the next several years due to the expansion of its corporate infrastructure, primarily in manufacturing, sales, marketing and finance.

Liquidity and Capital Resources

         On August 19, 1996, the Company completed an initial public offering of 2,700,000 shares of its common stock at a price of $6.00 per share, which generated net proceeds to the Company of approximately $14.0 million after underwriting fees and offering expenses. At March 31, 1997, the Company had cash and cash equivalents of $5,424,135 and investments of $6,180,427. Cash balances in excess of those required to fund operations have been invested in interest-bearing government securities or short-term investment grade securities. The Company's working capital of $10.4 million at March 31, 1997 reflected a decrease of $0.7 million from December 31, 1996.

         As of March 31, 1997, the Company had $41,979 outstanding on an obligation under a capital lease. No lines of credit were outstanding at March 31, 1997.

         The Company anticipates, based on its currently proposed plans and assumptions relating to its operations, that its existing cash resources will be sufficient to satisfy its contemplated cash requirements through at least the first quarter of 1998. The Company's future liquidity and capital funding requirements will depend on numerous factors, including results of clinical trials, the extent to which the BreastAlert device gains market acceptance, the costs and timing of expansion of sales, marketing and manufacturing activities and competition.

                                  HUMASCAN INC.
                        (A Development Stage Enterprise)


Part II.  OTHER INFORMATION

Item 6.  Exhibits and reports on Form 8-K.

         (a)  Exhibits.

                27.  Financial Data Schedule (3/31/97)

         (b)  Reports on Form 8-K.

               No reports on Form 8-K were filed during the quarter for which this report on Form 10-QSB is filed.

                                   SIGNATURES


         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                             HUMASCAN INC.
                                               (Registrant)




                                             /s/  Kenneth S. Hollander
                                             ---------------------------------
                                             Kenneth S. Hollander
                                             Chief Financial Officer (Principal
                                             Financial and Accounting Officer)


Date:  May 12, 1997