Form 10QSB
period 1997-06-30
HUMASCAN INC
filed 1997-08-14
CIK 1015194

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                        --------------------------------

                                  FORM 10-QSB

    X    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
  ----   EXCHANGE ACT OF 1934, FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
  ---- EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______________ to _____________.

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

                  125 Moen Avenue, Cranford, New Jersey 07016
                    (Address of principal executive offices)

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
                                                              ----   ----

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of August 14, 1997, Issuer had outstanding 7,720,313 shares of common stock, par value $.01 per share.

Transitional small business disclosure format (check one): Yes     No  X .
                                                              ----   ----

                          PART I. FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS

                                 HumaScan Inc.
                        (A Development Stage Enterprise)
                            Condensed Balance Sheet
                      June 30, 1997 and December 31, 1996

                                                                              6/30/97         12/31/96
                                                                             (Unaudited)
                                                                             -----------      --------
Assets
Current Assets:
  Cash and cash equivalents                                                 $  4,426,200       6,413,100
  Investments                                                                  6,267,400       6,096,400
  Prepaid expenses                                                                46,800         115,600
                                                                            ------------    ------------
    Total current assets                                                      10,740,400      12,625,100
  Property, plant and equipment, net                                             655,400         480,700
  Other assets                                                                 1,409,400       1,363,200
                                                                            ------------    ------------
    Total assets                                                            $ 12,805,200    $ 14,469,000
                                                                            ============    ============

Liabilities and Stockholder's Equity

Current Liabilities:
  Accounts payable                                                                31,400         215,600
  Accrued expenses                                                             1,160,700       1,200,900
  Obligations under capital lease                                                  8,900           8,300
                                                                            ------------    ------------
    Total current liabilities                                                  1,201,000       1,424,800

Obligations under capital lease, noncurrent portion                               31,000          35,700

Stockholders' Equity:
Common Stock, $0.01 par value, 25,000,000 shares authorized;
  in 1997 and 1996,  7,720,313 shares issued and outstanding                      77,200          77,200
Additional paid-in capital                                                    14,774,700      14,774,700
Deficit accumulated during the development stage                              (3,278,700)     (1,843,400)
                                                                            ------------    ------------
  Total stockholders' equity                                                  11,573,200      13,008,500
                                                                            ============    ============
  Total liabilities and stockholders' equity                                $ 12,805,200    $ 14,469,000
                                                                            ============    ============

      See accompanying notes to unaudited condensed financial statements.

                                  HumaScan Inc.
                        (A Development Stage Enterprise)
                       Condensed Statements of Operations
                For the Six Months Ended June 30, 1997 and 1996
 and for the period from December 27, 1994 (date of inception) to June 30, 1997

                                   (UNAUDITED)


                                                                                                   For the Period
                                             Three Months Ended           Six Months Ended         from 12/27/94
                                             ------------------           ----------------      (date of inception)
                                          6/30/97        6/30/96       6/30/97         6/30/96      to 6/30/97
                                          -------        -------       -------         -------      ----------
Interest income                         $   160,800    $     1,900        321,000    $     3,100    $   578,800
                                        -----------    -----------    -----------    -----------    -----------
Operating Expenses:
  Facility costs                            329,200          2,300        507,500          4,200        609,300
  Marketing expenses                        179,400         20,000        335,200         38,700        660,500
  General and administrative expenses       338,500        116,100        633,600        246,100      1,725,000
  Clinical development expenses             143,900          6,300        276,900          7,600        481,900
  Interest expense                            1,500        275,900          3,100        363,500        380,800
                                        -----------    -----------    -----------    -----------    -----------
                                            992,500        420,600      1,756,300        660,100      3,857,500
                                        -----------    -----------    -----------    -----------    -----------
Net loss                                ($  831,700)   ($  418,700)   ($1,435,300)   ($  657,000)   ($3,278,700)
                                        ===========    ===========    ===========    ===========    ===========
Net loss per common share               ($     0.11)   ($     0.08)   ($     0.19)   ($     0.14)   ($     0.68)
                                        ===========    ===========    ===========    ===========    ===========
Shares used in computing
  net loss per share                      7,720,313      5,124,926      7,720,313      4,725,822      4,841,620
                                        ===========    ===========    ===========    ===========    ===========



      See accompanying notes to unaudited condensed financial statements.

                                 HumaScan Inc.
                        (A Development Stage Enterprise)
                       Condensed Statements of Cash Flows

                For the six months ended June 30, 1997 and 1996
         and for the period from December 27, 1994 (date of inception)
                                to June 30, 1997
                                  (UNAUDITED)

                                                                                         Six months                Period from
                                                                                        ended June 30,          December 27, 1994
                                                                                        --------------         (date of inception)
                                                                                   1997              1996        to June 30, 1997
                                                                                   ----              ----        ----------------
Cash flows from operating activities:
  Net loss                                                                     ($ 1,435,300)     ($   657,000)     ($ 3,278,700)
  Adjustments to reconcile net loss to net cash used in
   operating activities:
  Noncash miscellaneous expenses                                                       --              10,000            17,000
  Noncash interest expense                                                             --             343,500           343,500
  Depreciation expense                                                               52,800             4,600            77,600
  Changes in operating assets and liabilities:
    Increase in other assets                                                        (23,300)         (162,400)         (122,600)
    Decrease (increase) in prepaid expenses                                          68,800             5,000           (46,800)
    Increase (decrease) in accounts payable                                        (184,200)             --              31,400
    Increase (decrease) in accrued expenses                                         (40,300)           46,000           100,700
                                                                               ------------      ------------      ------------
      Net cash used in operating activities                                      (1,561,500)         (410,300)       (2,877,900)
                                                                               ============      ============      ============

Cash flows from investing activities:
  Purchase of property, plant and equipment                                        (227,500)             --            (683,000)
  Payments for production line                                                      (22,900)         (615,000)       (1,286,900)
  Payments in connection with license agreement                                        --            (400,000)         (550,000)
  Purchase of investments                                                          (171,000)             --          (6,267,400)
                                                                               ------------      ------------      ------------
    Net cash used in investing activities                                          (421,400)       (1,015,000)       (8,787,300)
                                                                               ============      ============      ============

Cash flows from financing activities:
  Proceeds from issuance of common stock                                               --                --             208,600
  Proceeds from officer loan                                                           --                --             125,000
  Payments on officer loan                                                             --             (91,000)          (91,000)
  Proceeds from borrowings of notes payable                                            --             460,000           810,000
  Principal payments on obligation under capital lease                               (4,000)           (2,300)          (10,000)
  Proceeds from initial public offering                                                --                --          14,001,400
  Proceeds from private placement                                                      --           1,072,600         1,047,400
                                                                               ------------      ------------      ------------
    Net cash provided by financing activities                                        (4,000)        1,439,300        16,091,400
                                                                               ============      ============      ============
Net increase (decrease) in cash                                                  (1,986,900)           14,000         4,426,200
Cash and cash equivalents, beginning of period                                    6,413,100           218,500              --
Cash and cash equivalents, end of period                                       $  4,426,200      $    232,500      $  4,426,200
                                                                               ============      ============      ============
Supplemental disclosure of noncash transactions:
  Amounts due in connection with license agreement                                               $  1,050,000      $  1,050,000
                                                                                                 ============      ============
  Dollar value of common stock issued in connection with license agreement                       $      3,300      $     12,300
                                                                                                 ============      ============
  Dollar value of equipment acquired under capital lease                                         $     50,000      $     50,000
                                                                                                 ============      ============
  Conversion of notes payable to preferred stock                                                 $    810,000      $    810,000
                                                                                                 ============      ============
  Conversion of officer loan to preferred stock                                                  $     34,000      $     34,000
                                                                                                 ============      ============


       See accompanying notes to unaudited condensed financial statements.




                                 HUMASCAN INC.
                        (A Development Stage Enterprise)

                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                             June 30, 1997 and 1996

                                  (UNAUDITED)

(1)  Basis of Presentation

         The unaudited condensed financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and in accordance with generally accepted accounting principles. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These unaudited financial statements should be read in conjunction with the 1996 financial statements and notes thereto included in the Company's annual report on Form 10-KSB.

         In the opinion of the Company's management, the accompanying unaudited condensed financial statements have been prepared on a basis substantially consistent with the audited financial statements and contain adjustments, all of which are of a normal recurring nature, necessary to present fairly its financial position as of June 30, 1997 and its results of operations and cash flows for the three and six months ended June 30, 1997 and 1996 and for the period December 27, 1994 (date of inception) to June 30, 1997. Interim results are not necessarily indicative of results for the full fiscal year.

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

                ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND PLAN OF OPERATION

Plan of Operation

         The Company is devoting substantially all of its present efforts to establishing a new business by commercializing the BreastAlert(TM) device. The Company has generated no revenues to date and, from inception (December 27, 1994) until June 30, 1997, the Company accumulated a deficit of $3,278,700.

         Operating expenses consist of facility costs, marketing expenses, general and administrative expenses, clinical development expenses, and interest expense. Operating expenses increased $571,900 and $1,096,200, respectively, during the three and six month periods ended June 30, 1997 over the comparable year earlier period due to the hiring of personnel and increased clinical and marketing expenses in anticipation of commercializing the BreastAlert device. The Company anticipates that selling, general and administrative expenses will increase during the next several years due to the expansion of its corporate infrastructure, primarily in manufacturing, sales, marketing and finance.

Liquidity and Capital Resources

         On August 19, 1996, the Company completed an initial public offering of 2,700,000 shares of its common stock at a price of $6.00 per share, which generated net proceeds to the Company of approximately $14.0 million after underwriting fees and offering expenses. At June 30, 1997, the Company had cash and cash equivalents of $4,426,200 and investments of $6,267,400. Cash balances in excess of those required to fund operations have been invested in interest-bearing government securities or short-term investment grade securities. The Company's working capital of $9.5 million at June 30, 1997 reflected a decrease of $1.7 million from December 31, 1996.

         As of June 30, 1997, the Company had $39,900 outstanding on an obligation under a capital lease. No lines of credit were outstanding at June 30, 1997.

         In June 1997, the Company announced a revised timetable for the launch of the BreastAlert device. The product was originally scheduled to be introduced locally in the New York metropolitan area on June 30, 1997. The Company anticipates a delay of up to six months in the initial introduction of the BreastAlert device due to manufacturing refinements it believes are required to achieve consistent, high quality production. The Company anticipates proceeding with its national launch in the fourth quarter of 1997.

         The Company anticipates, based on its currently proposed plans and assumptions relating to its operations, that its existing cash resources will be sufficient to satisfy its contemplated cash requirements through at least the third quarter of 1998. The Company's future liquidity and capital funding requirements will depend on numerous factors, including the following: the progress of manufacturing activities, results of clinical trials, the extent to which the BreastAlert device gains market acceptance, the costs and timing of expansion of sales and marketing and competition. There can be no assurances that any required additional financing can be obtained, and if obtained, will be on reasonable terms.

                                 HUMASCAN INC.
                        (A Development Stage Enterprise)

Part II. OTHER INFORMATION

Item 2.  Changes in Securities

         Since December 31, 1996, the Company has granted options to certain directors, officers, employees and others to purchase an aggregate of 68,700 shares of Common Stock. Options for 12,000 shares were granted on March 18, 1997 under the Company's 1996 Stock Incentive Plan ("Plan") to employees of the Company, all of which have an exercise price of $13.125 per share, have a ten year term and vest at the rate of 20 percent per year over five years. Options for 46,700 shares were granted on June 26, 1997 under the Plan to directors, employees and a member of the Company's medical advisory board, all of which have an exercise price of $7.6875 per share and a ten year term. Options for 4,200 of such shares vest at the rate of 20 percent per year over five years and options for 42,500 of such shares vest 33-1/3 percent upon grant and 33-1/3 percent each year for two years. Options for 10,000 shares were granted on June 26, 1997 outside the Plan to Travelers Insurance Company in lieu of options not granted under the Plan to Jack L. Rivkin, a director of the Company. Such options have an exercise price of $7.6875 per share and a ten year term and vest 33-1/3 percent upon grant and 33-1/3 percent each year for two years. The issuances of all of these options are claimed to be exempt from registration pursuant to Section 4(2) of the Securities Act of 1933 as transactions by an issuer not involving a public offering.

Item 4.  Submission of Matters to a Vote of Security Holders

         (a) On June 26, 1997, the Company held its annual meeting of stockholders.

         (b) At the annual meeting of stockholders, the following persons were elected as directors of the Company: Donald B. Brounstein, Steven
             S. Elbaum, Jack L. Rivkin, John F. Sasen, Sr., and Udi Toledano.

         (c) At the meeting, the following numbers of shares were voted for, and withheld, in respect of the election of each of the nominees:

                                               For           Withheld
                                               ---           --------
Donald B. Brounstein                        5,808,588         47,550
Steven S. Elbaum                            5,808,588         47,550
Jack L. Rivkin                              5,807,388         48,750
John F. Sasen, Sr.                          5,807,683         48,455
Udi Toledano                                5,808,388         47,750

Item 6.  Exhibits and reports on Form 8-K.

         (a)  Exhibits.

              27.  Financial Data Schedule (6/30/97)

         (b)  Reports on Form 8-K.

              No reports on Form 8-K were filed during the quarter for which this report on Form 10-QSB is filed.

                                   SIGNATURES


         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              HUMASCAN INC.
                                              (Registrant)


                                         /s/  Kenneth S. Hollander           .
                                              -------------------------------
                                              Kenneth S. Hollander
                                              Chief Financial Officer (Principal
                                              Financial and Accounting Officer)


Date:  August 14, 1997