Form 10QSB
period 1997-09-30
HUMASCAN INC
filed 1997-11-13
CIK 1015194

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                        --------------------------------

                                   FORM 10-QSB

_X_ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997

___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ________________ to
     _______________.

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of November 13, 1997, Issuer had outstanding 7,720,313 shares of common stock, par value $.01 per share.

Transitional small business disclosure format (check one): Yes ___  No _X_.

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS


                                  HumaScan Inc.
                        (A Development Stage Enterprise)
                             Condensed Balance Sheet
                    September 30, 1997 and December 31, 1996


                                                                                  9/30/97         12/31/96
                                                                                ------------    ------------
                                                                                (Unaudited)
Assets

Current Assets:
  Cash and cash equivalents                                                       $3,010,600       6,413,100
  Investments                                                                      6,354,100       6,096,400
  Prepaid expenses                                                                    48,000         115,600
                                                                                ------------    ------------
    Total current assets                                                           9,412,700      12,625,100
  Property, plant and equipment, net                                                 715,300         480,700
  Other assets                                                                     1,736,800       1,363,200

                                                                                ------------    ------------
    Total assets                                                                 $11,864,800     $14,469,000
                                                                                ============    ============


Liabilities and Stockholder's Equity

Current Liabilities:
  Accounts payable                                                                    86,400         215,600
  Accrued expenses                                                                 1,158,700       1,200,900
  Obligations under capital lease                                                      9,200           8,300
                                                                                ------------    ------------
    Total current liabilities                                                      1,254,300       1,424,800

Obligations under capital lease, noncurrent portion                                   28,600          35,700

Stockholders' Equity:
Common Stock, $0.01 par value, 25,000,000 shares authorized;
  in 1997 and 1996, 7,720,313 shares issued and outstanding                           77,200          77,200
Additional paid-in capital                                                        14,774,700      14,774,700
Deficit accumulated during the development stage                                  (4,270,000)     (1,843,400)

                                                                                ------------    ------------
  Total stockholders' equity                                                      10,581,900      13,008,500

                                                                                ------------    ------------
  Total liabilities and stockholders' equity                                     $11,864,800     $14,469,000
                                                                                ============    ============


       See accompanying notes to unaudited condensed financial statements.

                                  HumaScan Inc.
                        (A Development Stage Enterprise)
                       Condensed Statements of Operations

                  For the Nine Months Ended September 30, 1997
               and 1996 and for the period from December 27, 1994
                    (date of inception) to September 30, 1997

                                   (UNAUDITED)


                                                                                                     For the Period
                                            Three Months Ended             Nine Months Ended         from 12/27/94
                                        --------------------------     -------------------------  (date of inception)
                                          9/30/97        9/30/96        9/30/97         9/30/96        to 9/30/97
                                        -----------    -----------    -----------    -----------      -----------
Interest income                            $135,000        $68,500        456,100        $71,600        $713,800
                                        -----------    -----------    -----------    -----------     -----------

Operating Expenses:
  Facility costs                            358,200         13,200        865,700         17,500         967,500
  Marketing expenses                        166,000         32,300        501,200         71,000         826,500
  General and administrative expenses       379,700        260,200      1,013,300        506,300       2,104,700
  Clinical development expenses             221,100         57,700        498,000         65,300         703,000
  Interest expense                            1,400          2,400          4,600        365,800         382,200
                                        -----------    -----------    -----------    -----------     -----------
                                          1,126,400        365,800      2,882,800      1,025,900       4,983,900

                                        -----------    -----------    -----------    -----------     -----------
Net loss                                  ($991,400)     ($297,300)   ($2,426,700)     ($954,300)    ($4,270,100)
                                        ===========    ===========    ===========    ===========     ===========

Net loss per common share                    ($0.13)        ($0.06)        ($0.31)        ($0.31)         ($0.81)
                                        ===========    ===========    ===========    ===========     ===========

Shares used in computing
  net loss per share                      7,720,313      4,653,058      7,720,313      3,072,412       5,293,713
                                        ===========    ===========    ===========    ===========     ===========




       See accompanying notes to unaudited condensed financial statements.

                                 HumaScan Inc.
                        (A Development Stage Enterprise)
                       Condensed Statements of Cash Flows

              For the nine months ended September 30, 1997 and 1996
          and for the period from December 27, 1994 (date of inception)
                              to September 30, 1997
                                   (UNAUDITED)


                                                                                      Nine months               Period from
                                                                                 ended September 30,          December 27, 1994
                                                                              ----------------------------   (date of inception)
                                                                                  1997            1996      to September 30, 1997
                                                                              ------------    ------------  ----------------------
Cash flows from operating activities:
  Net loss                                                                    ($2,426,700)      ($954,300)    ($4,270,100)
  Adjustments to reconcile net loss to net cash used in
   operating activities:
  Noncash miscellaneous expenses                                                     --            10,000          17,000
  Noncash interest expense                                                           --           343,500         343,500
  Depreciation expense                                                             85,900           7,700         110,700
  Changes in operating assets and liabilities:
    Increase in other assets                                                     (246,500)       (152,300)       (345,700)
    Decrease (increase) in prepaid expenses                                        67,500         (61,600)        (48,000)
    Increase (decrease) in accounts payable                                      (129,100)           --            86,400
    Increase (decrease) in accrued expenses                                       (42,200)        (42,000)         98,700
                                                                             ------------    ------------    ------------
      Net cash used in operating activities                                    (2,691,100)       (849,000)     (4,007,500)
                                                                             ------------    ------------    ------------

Cash flows from investing activities:
  Purchase of property, plant and equipment                                      (320,500)         (7,600)       (776,000)
  Payments for production line                                                   (127,200)       (615,000)     (1,391,100)
  Payments in connection with license agreement                                      --          (400,000)       (550,000)
  Purchase of investments                                                        (257,600)     (6,007,400)     (6,354,100)
                                                                             ------------    ------------    ------------
      Net cash used in investing activities                                      (705,300)     (7,030,000)     (9,071,200)
                                                                             ------------    ------------    ------------

Cash flows from financing activities:
  Proceeds from issuance of common stock                                             --              --           208,600
  Proceeds from officer loan                                                         --              --           125,000
  Payments on officer loan                                                           --           (91,000)        (91,000)
  Proceeds from borrowings of notes payable                                          --           460,000         810,000
  Principal payments on obligation under capital lease                             (6,100)         (4,100)        (12,100)
  Proceeds from initial public offering                                              --        14,021,100      14,001,400
  Proceeds from private placement                                                    --         1,047,400       1,047,400
                                                                             ------------    ------------    ------------
      Net cash provided by financing activities                                    (6,100)     15,433,400      16,089,300
                                                                             ------------    ------------    ------------

Net increase (decrease) in cash                                                (3,402,500)      7,554,400       3,010,600
Cash and cash equivalents, beginning of period                                  6,413,100         218,500            --
                                                                             ------------    ------------    ------------
Cash and cash equivalents, end of period                                       $3,010,600      $7,772,900      $3,010,600
                                                                             ============    ============    ============
Supplemental disclosure of noncash transactions:
  Amounts due in connection with license agreement                                             $1,050,000      $1,050,000
                                                                                             ============    ============
  Dollar value of common stock issued in connection with license agreement                         $3,300         $12,300
                                                                                             ============    ============
  Dollar value of equipment acquired under capital lease                                          $50,000         $50,000
                                                                                             ============    ============
  Conversion of notes payable to preferred stock                                                 $810,000        $810,000
                                                                                             ============    ============
  Conversion of officer loan to preferred stock                                                   $34,000         $34,000
                                                                                             ============    ============


       See accompanying notes to unaudited condensed financial statements.

                                  HUMASCAN INC.
                        (A Development Stage Enterprise)

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                           September 30, 1997 and 1996

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

     In the opinion of the Company's management, the accompanying unaudited condensed financial statements have been prepared on a basis substantially consistent with the audited financial statements and contain adjustments, all of which are of a normal recurring nature, necessary to present fairly its financial position as of September 30, 1997 and its results of operations and cash flows for the three and nine months ended September 30, 1997 and 1996 and for the period December 27, 1994 (date of inception) to September 30, 1997. Interim results are not necessarily indicative of results for the full fiscal year.

     Net loss per share was calculated by dividing the net loss by the weighted average number of common shares outstanding for the period adjusted for the dilutive effect of common stock equivalents which consist of stock options and warrants using the treasury stock method.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND PLAN OF OPERATION


Plan of Operation

     The Company is devoting substantially all of its present efforts to establishing a new business by commercializing the BreastAlert(TM) device. The Company has generated no revenues to date and, from inception (December 27, 1994) until September 30, 1997, the Company accumulated a deficit of $4,270,100.

     Operating expenses consist of facility costs, marketing expenses, general and administrative expenses, clinical development expenses, and interest expense. Operating expenses increased $760,600 and $1,856,900, respectively, during the three and nine month periods ended September 30, 1997 over the comparable year earlier period due to the hiring of personnel and increased clinical and marketing expenses in anticipation of commercializing the BreastAlert device. The Company anticipates that selling, general and administrative expenses will increase during the next several years due to the expansion of its corporate infrastructure, primarily in manufacturing, sales, marketing and finance.

Liquidity and Capital Resources

     On August 19, 1996, the Company completed an initial public offering of 2,700,000 shares of its common stock at a price of $6.00 per share, which generated net proceeds to the Company of approximately $14.0 million after underwriting fees and offering expenses. At September 30, 1997, the Company had cash and cash equivalents of $3,010,600 and investments of $6,354,100. Cash balances in excess of those required to fund operations have been invested in interest-bearing government securities or short-term investment grade securities. The Company's working capital of $8.2 million at September 30, 1997 reflected a decrease of $3.0 million from December 31, 1996.

     As of September 30, 1997, the Company had $28,600 outstanding on an obligation under a capital lease. No lines of credit were outstanding at September 30, 1997.

     In June 1997, the Company announced a revised timetable for the launch of the BreastAlert device. The product was originally scheduled to be introduced locally in the New York metropolitan area on June 30, 1997. The Company postponed the initial introduction of the BreastAlert device in order to install manufacturing refinements that were required to achieve consistent, high quality production. The Company anticipates proceeding with its national launch in December 1997.

     The Company anticipates, based on its currently proposed plans and assumptions relating to its operations, that its existing cash resources will be sufficient to satisfy its contemplated cash requirements through at least the fourth quarter of 1998. The Company's future liquidity and capital funding requirements will depend on numerous factors, including the following: the progress of manufacturing activities, results of clinical trials, the extent to which the BreastAlert device gains market acceptance, the costs and timing of expansion of sales and marketing and competition. There can be no assurances that any required additional financing can be obtained, or if obtained, will be on reasonable terms.

                                  HUMASCAN INC.
                        (A Development Stage Enterprise)


Part II. OTHER INFORMATION

Item 2. Changes in Securities

     Since June 30, 1997, the Company has granted options to purchase an aggregate of 24,000 shares of Common Stock. Options for 24,000 shares were granted on August 13, 1997 under the Company's 1996 Stock Incentive Plan ("Plan") to employees and a consultant, all of which have an exercise price of $6.75. Options for 4,000 of such shares vest at the rate of 20 percent per year over five years and options for 20,000 shares vest 50 percent 90 days from the date of grant and 50 percent one year from the date of grant. The issuances of all of these options are claimed to be exempt from registration pursuant to
Section 4(2) of the Securities Act of 1933 as transactions by an issuer not involving a public offering.

     On August 9, 1996, the Securities and Exchange Commission declared the Company's registration statement on Form SB-2, File No. 333-6607, effective, and the offering commenced on August 14, 1996. Such registration statement registered the sale at an offering price of $6.00 per share of 2,700,000 shares of common stock by the Company and the sale, pursuant to an over-allotment option granted to the underwriters, of up to an additional 405,000 shares of common stock by the Company. In addition, such registration statement registered the sale to Keane Securities Co., Inc., the managing underwriter of the offering, of common stock purchase warrants to purchase 270,000 shares of common stock at $7.80 per share during the four year period commencing August 19, 1997. On August 19, 1996, the Company sold 2,700,000 shares of the Company's common stock for an aggregate of $16,200,000. The underwriters' over-allotment of 405,000 shares was not exercised; these shares were deregistered by post-effective amendment filed on October 25, 1996.

     Total expenses incurred were approximately $6.8 million, consisting of $1.3 million of underwriting discounts and commissions, and an estimated $0.9 million of accounting, legal and other expenses. After deducting the Company's underwriting commissions and other expenses, the net proceeds to the Company were approximately $14.0 million. None of such expenses were paid, directly or indirectly, to directors or officers of the Company or to any person owning 10% or more of any class of equity securities of the Company or to any affiliates of the Company.

     Of the approximately $14.0 million of net proceeds to the Company from the offering, $1.0 million has been spent on construction of plant, building, and facilities, $1.4 million for purchase and installation of machinery and equipment, $0.8 million on sales and marketing expenses, $0.7 million for clinical studies, and $0.7 for working capital. Approximately $9.4 million of the proceeds have been temporarily invested in short-term investment grade securities. Except for amounts paid to officers and directors as compensation for services in such capacities, none of the net proceeds were paid, directly or indirectly, to directors or officers of the Company or to any person owning

10% or more of any class of equity securities of the Company or to any affiliates of the Company.

Item 6. Exhibits and reports on Form 8-K.

     (a) Exhibits.

          27. Financial Data Schedule (9/30/97)

     (b) Reports on Form 8-K.

     No reports on Form 8-K were filed during the quarter for which this report on Form 10-QSB is filed.

                                   SIGNATURES


     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                            HUMASCAN INC.
                                            (Registrant)




                                            /s/  Kenneth S. Hollander
                                            ----------------------------------
                                            Kenneth S. Hollander
                                            Chief Financial Officer (Principal
                                            Financial and Accounting Officer)

Date: November 13, 1997