Form 10KSB40
period 1997-12-31
HUMASCAN INC
filed 1998-03-31
CIK 1015194

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended: December 31, 1997

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ___________

Commission File Number:  0-21015

                                  HUMASCAN INC.
                 ----------------------------------------------
                 (Name of small business issuer in its charter)

         Delaware                                               22-3345046
-------------------------------                              -------------------
(State or other jurisdiction of                                (IRS Employer
incorporation or organization)                               Identification No.)

  125 Moen Avenue, Cranford, New Jersey                             07016
----------------------------------------                          ----------
(Address of principal executive offices)                          (Zip Code)

Issuer's telephone number: (908) 709-3434
                           --------------
Securities registered under Section 12(b) of the Exchange Act:  None

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year: $582,496.

As of March 23, 1998, the aggregate market value of the issuer's Common Stock (based upon its reported last sale price on the Nasdaq SmallCap market) held by non-affiliates of the issuer was $44,000,170. At March 23, 1998 there were 7,783,094 shares of Common Stock outstanding.

The Index to Exhibits appears on page 39.

                       Documents Incorporated by Reference

                                      None

Transitional small business disclosure format (check one): Yes ___   No _X_ .

                                     Part I


Item 1.  BUSINESS

Overview

HumaScan Inc. (the "Company"), a development stage company, owns under license the exclusive rights in the United States and Canada to manufacture and market a device called the BreastAlert(TM) Differential Temperature Sensor (the "BreastAlert device"). On December 29, 1997, HumaScan commenced shipments of the BreastAlert device. The BreastAlert device is a non-invasive, easy to use, low-cost, adjunctive test to be used by primary care physicians, gynecologists and other medical specialists as part of a breast disease monitoring program along with breast self-examination ("BSE"), palpation and (depending on a patient's age, family history and other factors) mammography and other established clinical procedures including ultrasound and/or biopsy. An important feature of the BreastAlert device is that the results are immediately available to the physician while the patient is "on site" at the point of care in the physician's office, clinic, hospital and/or mammography center. If the BreastAlert device indicates that one breast is emitting more heat than the other, the physician is alerted to the possibility of a physiological condition, including proliferating heat-emitting cancer cells or certain types of heat-emitting breast disease that may require medical treatment. The BreastAlert device was cleared by the United States Food and Drug Administration ("FDA") in January 1984 under Section 510(k) of the Food, Drug and Cosmetic Act (the "FDC Act") to be marketed for use by physicians as an adjunct to routine physical examination, including palpation, mammography and other established procedures for the detection of breast disease ("510(k) Market Rights").

When early-stage breast cancer advances, metabolic activity increases, producing excessive heat. In many cases, this heat will be detectable at the surface of the breast. BreastAlert records the skin temperature of each breast. A 2F or greater temperature difference may indicate the possibility of either proliferating heat-emitting breast cancer cells, or certain other types of heat-emitting breast disease that may require medical treatment.

The BreastAlert Device

The BreastAlert device consists of a pair of mirror-image, non-invasive, lightweight, disposable soft pads, each of which has three wafer-thin, specially designed conductive foil sensors. Each sensor contains 18 columns of heat-sensitive chemical sensor dots that change color from blue to pink reflecting an 8.5 degree temperature range from approximately 90(Degree) to 98.5(Degree) Fahrenheit (in 0.5 increments). When placed over a woman's breasts inside the bra for a period of 15 minutes, the BreastAlert device records skin temperature variations due to heat conducted from within the breast tissue to the surface of the skin. By comparing the mirror-image temperature differences between the two breasts registered by the BreastAlert device, the physician can objectively quantify if there is abnormal unilateral breast heat, which may be significant if there is a 2(Degree) Fahrenheit or more temperature difference between each breast in the same mirror-image location. This, in turn, alerts the physician to the possibility of a physiological condition, including heat-emitting cancer.

Clinical Trials

The Company commenced post-marketing clinical trials in the first quarter of 1998. The primary objective of these trials is to provide health care professionals with additional clinical data for application in the clinical setting for screening of breast disease, including breast cancer.

Marketing and Distribution

General. The Company believes that the target market for the BreastAlert device are primary care physicians such as gynecologists, internists and general practitioners, both in their own practices and as participants in groups such as health maintenance organizations ("HMOs") and preferred provider organizations ("PPOs"). Because interpretation of existing diagnostic imaging modalities for breast cancer is difficult and subjective, additional target market segments include other health care providers who can legally order and perform clinical tests, such as physician groups that have mammography systems, breast cancer surgeons and mammographers.

The Company believes that market acceptance of the BreastAlert device will depend, in part, upon the Company's ability to demonstrate to physicians the clinical benefits (including ease of use and utility), safety and cost-effectiveness of the BreastAlert device. To achieve this, the Company will seek to (i) arrange for the publication of articles summarizing actual test results to appear in selected medical journals and (ii) present papers and make presentations at large medical symposiums. The Company currently advertises in several professional and consumer journals with national circulation. Training videos are distributed to both physicians and consumers.

The Company markets the BreastAlert device to physicians as an adjunctive test which can alert the physicians before diagnosis to the possible existence of some type of physiological condition which may be due to various pathological conditions, including heat-emitting cancers.

Distribution Agreement with PSS. In February 1996, the Company entered into an exclusive supply and distribution agreement (as amended, the "Distribution Agreement" ) with Physician Sales and Service, Inc. ("PSS"), a publicly traded company and one of the leading distributors of medical supplies, diagnostic equipment and pharmaceuticals to office-based medical professionals in the United States. PSS assists the Company in developing marketing collaterals such as training videos and sales materials (with all costs of materials to be paid by the Company) coordinates attendance at medical device conventions with the goal of (i) locating the Company's booth near the PSS booth or sponsoring the BreastAlert device at the PSS booth and (ii) helps the Company at conventions not normally attended by PSS by having local sales representative attend and staff the Company's booth during convention hours. PSS devotes a full-time management level marketing executive designated as a "Product Champion" to work exclusively with the Company and assist with the launch of the BreastAlert device. PSS is responsible for selling the BreastAlert device directly to physicians at their offices. The Company focuses its own efforts on marketing the BreastAlert device to physicians at hospitals, to breast cancer organizations, to government organizations, to insurance company convention activities and in similar promotional venues.

Under the Distribution Agreement, over a two-year period beginning in 1998, PSS is to receive volume discount price incentives from the Company to the extent PSS exceeds sales targets of 1.0 million units in 1998 and 3.5 million units in 1999. If sales by PSS are less than 50% of such targets, the Company and PSS will each have the right to terminate the Distribution Agreement upon three months' notice. The term of the Distribution Agreement continues until terminated by either party for failure to meet such sales targets or for certain material breaches which are not cured within prescribed time limits. Also, pursuant to the distribution agreement, PSS purchased an aggregate of 56,250 shares of Common Stock and warrants to purchase an additional 11,250 shares of Common Stock at $2.93 per share and was issued warrants (the "PSS Warrants") to purchase 125,000 shares of Common Stock at $4.00 per share.

The Company sells the BreastAlert device to physicians and other medical specialists for approximately $25 per unit and recommends that the BreastAlert unit be made available to patients by physicians and other medical specialists for a cost ranging from $40 to $50.

License Agreement

In October 1995, the Company and Scantek Medical, Inc. ("Scantek") entered into a license agreement (the "License Agreement"), pursuant to which Scantek granted the Company an exclusive license (the "License") to manufacture and sell the BreastAlert device in the United States and Canada. The License Agreement covers the 510(k) Market Rights and Scantek's know-how, trade secrets, patent rights and trademarks relating to the BreastAlert device. The BreastAlert device is the subject of two United States patents expiring May 22, 1998 and Canadian patent expiring August 24, 1999. The License Agreement provides for a cash payment (the "Cash Portion of the Licensing Fee") to Scantek of $1,600,000, $550,000 of which has already been funded. $175,000 of the balance is payable on December 31, 1997, $175,000 on March 31, 1998, $350,000 on October 31, 1998 and
$350,000 on January 31, 1999, provided, however, that any Surplus Cash Flow (one half of net income, as defined in the License Agreement, subject to certain adjustments) after the Company begins operations is to be applied as prepayments to unpaid installments of the Cash Portion of the Licensing Fee in inverse order of maturity. The Company has not remitted the payment due December 31, 1997, and intends not to remit the payment due March 31, 1998, as a result of a dispute with Scantek. "See Legal Proceedings". Contemporaneously with the execution of the License Agreement, the Company issued to Scantek 675,000 shares of Common Stock. Scantek received an additional 329,063 shares of Common Stock upon the closing of a private placement in May 1996 (the "May Private Placement") in exchange for the termination of its right, pursuant to the License Agreement, to maintain a specified ownership interest in the Company.

Pursuant to the License Agreement, Scantek is entitled to additional payments as follows: (i) $100,000 (to be applied to unpaid installments of the Cash Portion of the Licensing Fee in order of maturity) upon the later of (x) the investment at any time by PSS of $500,000 in the Company by exercising the PSS Warrant and (y) the shipment by the Company of the first order of the BreastAlert device to PSS; and (ii) $300,000 (of which $100,000 is to be applied to unpaid installments of the Cash Portion of the Licensing Fee in order of maturity and $200,000 is to be applied to unpaid installments of the Cash Portion of the Licensing Fee in inverse order of maturity) upon the earlier to occur of (a) the extension of the relevant patents at least through January 1, 2003 or (b) Scantek's obtaining a new United States patent on the product. The License Agreement also provides for minimum annual royalty payments of $150,000, $300,000, $400,000, and $500,000, respectively, in the first four years in which the product is sold and $600,000 in the fifth and subsequent years (the "Minimum Royalties") and maximum royalty payments ranging from 3% of annual net sales up to $2,000,000 to 10% of the annual net product sales if annual net product sales exceed $10,000,000 (the "Percentage Royalties"). In addition, the License Agreement will terminate automatically if the aggregate earned royalties for the first three years the product is sold do not exceed $950,000 (the "Threshold Earned Royalties"). In the event the Company fails to pay the Minimum Royalties for any calendar quarter Scantek will have the right, subject to the Company's right to cure such default within 30 days of receipt of notice of such default from Scantek, (i) to convert the License to a nonexclusive license or (ii) terminate the License Agreement by purchasing the machinery used to manufacture and assemble the BreastAlert device from the Company for the greater of 50% or the unamortized cost thereof or $100,000. The Minimum Royalties and Threshold Earned Royalties terminate automatically at any time after May 22, 1998 (the date the relevant patents expire) if a competitor introduces a product that would have infringed upon such patents. In addition, the Percentage Royalties are reduced if the Company reduces the price of its product below certain preset amounts. The License Agreement also provides that, if Scantek places an order with the Company prior to the date which is 60 days prior to the Company's acceptance of the Production Line from Zigmed, Scantek may purchase from the Company $1,000,000 worth of BreastAlert devices at a per unit price equal to the greater of 150% of the Company's Costs of Production (as defined in the License Agreement) or $2.50.

Manufacturing

The Company leases a fully air-conditioned facility of approximately 30,000 square feet to house its manufacturing, assembly and packaging machinery (the "Production Line") and provide warehouse space. The Company's executive offices are also located in this facility.

The Production Line became fully operational in December 1997 and the Company began shipping BreastAlert product to PSS in December 1997. The Production Line consists of three parts: a sensor web machine, which manufactures the sensor components of the BreastAlert device, an assembly line, in which three sensor segments are applied to foam backing material manufactured to the Company's specifications by an outside vendor, and a packaging line, in which pairs of BreastAlert devices are wrapped and labeled as units and the units are boxed.

Currently, the Production Line is operating at a capacity of approximately 1,300,000 units annually, based on two shifts per day, which is substantially less than was originally expected. The Company believes that capacity can be increased to approximately 5,600,000 units annually, based on two shifts per day, but that to do so it will be necessary to construct an additional sensor web machine and possibly expand the assembly and packaging lines. The Company expects that these improvements will cost approximately $1,000,000. See "Management's Discussion and Analysis of Financial Condition and Plan of Operation."

The Company believes that there are several sources from which it may purchase the raw materials and components used in the manufacture of the BreastAlert device. The Company obtains certain of the raw materials and components from a single or limited number of sources of supply. Although the Company believes it will be able to continue to negotiate satisfactory supply agreements, failure to do so may have a material adverse effect on the Company. Furthermore, there can be no assurance that suppliers will dedicate sufficient production capacity to satisfy the Company's requirements within scheduled delivery times or at all. Failure or delay by the Company's suppliers in fulfilling its anticipated needs may adversely affect the Company's ability to market the BreastAlert device.

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

The HumaScan Inc. logo is a registered trademark of HumaScan Inc. The Company has filed an application with the United States Patent and Trademark office for a trademark for the term "BreastAlert."

Government Regulation

The Company's products and manufacturing activities are subject to extensive regulation by FDA and, in some instances, by state, local, and foreign authorities. Pursuant to the FDC Act and the regulations promulgated thereunder, FDA regulates the development, clinical testing, manufacture, packaging, labeling, storage, distribution and promotion of medical devices.

In the United States, medical devices intended for human use are classified into three categories (Class I, II, or III), on the basis of the controls deemed necessary by FDA reasonably to assure their safety and effectiveness. Class I devices are subject to general controls (for example, labeling and adherence to FDA's Quality Systems Regulations "QSR") and Class II devices are subject to general and special controls (for example, performance standards, post-market surveillance, patient registries and FDA guidelines). Generally, Class III devices are those which must receive pre-market approval from FDA to ensure their safety and effectiveness (for example, life sustaining, life-supporting and implantable devices, or new devices which have not been found substantially equivalent to legally marketed devices).

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

The Company believes that the BreastAlert device incorporates a combination of features and benefits that are not found in any other single product available in the marketplace today. The Company believes that the BreastAlert device augments BSE, clinical examination and screening and diagnostic techniques such as mammography, ultrasound, transillumination, diaphanography, magnetic resonance imaging, surgical biopsy and stereotactic fine needle aspiration. The market for products such as the BreastAlert device is characterized by rapid changes and evolving industry standards often resulting in product obsolescence or short product lifecycles. There can be no assurance that the Company will be able to compete successfully, that its competitors or future competitors will not develop technologies or products that render the BreastAlert device obsolete or less marketable or that the Company will be able to enhance its proposed products or technology successfully or adapt them satisfactorily.

Product Liability and Insurance

The nature of the Company's products may expose the Company to product liability risks. The Company currently maintains product liability insurance coverage in the amount of $5,000,000. Such insurance is becoming increasingly expensive and there can be no assurance that the Company will be able to maintain such insurance on acceptable terms or that such insurance will provide adequate coverage against product liability claims.

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

Employees

As of the date of this report, the Company employed 46 full-time persons, all of whom are sales, administrative, production and professional personnel. None of the Company's employees are subject to collective bargaining agreements with labor unions. Management believes that its relations with the Company's current employees are satisfactory.

Risk Factors

Absence of Operating History; Development Stage; Continuing Losses. The
Company was incorporated in December 1994, has only a brief operating history and is in the development stage. As such, the Company is subject to all of the business risks associated with a new enterprise, including constraints on the Company's resources, lack of established creditor relationships and uncertainties regarding product development and future revenues. The Company has incurred losses since inception. The Company anticipates incurring significant additional costs in connection with the launch of the BreastAlert device. The Company's ability to operate its business successfully will depend, in part, on a variety of factors, many of which are outside the Company's control, including changes in governmental programs and requirements or in physician or consumer preferences, changes in FDA and similar regulatory requirements, plant and equipment repair and maintenance requirements, competition and changes in raw material supplies and suppliers. The likelihood of success of the Company must be considered in light of the expenses, difficulties and delays frequently encountered in connection with the formation and early phase of operation of a new business and the competitive environment in which it will operate. There can be no assurance regarding whether or when the Company will successfully implement its business plan or that the Company will achieve profitability by generating sufficient revenues to offset anticipated costs.

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

Dependence Upon a Single Product. The BreastAlert device is currently the Company's only product and will account for substantially all of the Company's revenue, if any, for the foreseeable future. The BreastAlert device has only recently been commercially introduced. There can be no assurance that the BreastAlert device will be more effective than competing products or technologies or capable of being successfully marketed. If the BreastAlert device is not successfully commercialized, it is likely that the Company's business operations would cease.

Uncertainty of Market Acceptance; Certain Thermographic Applications Not Accepted. The Company's success will be substantially dependent upon, among other factors, the market acceptance of the BreastAlert device. The Company believes that market acceptance of the BreastAlert device will depend, in part, upon the Company's ability to demonstrate to physicians the clinical benefits, safety, efficacy and cost-effectiveness of the BreastAlert device. Prior thermographic devices, which, unlike the BreastAlert device, involved imaging rather than measurement of temperature differences, did not perform as intended. In 1983, OHTA issued a report stating that thermography needed further development and should not be used alone for diagnostic screening for breast cancer. In 1984, HCFA withdrew coverage for thermography under Medicare as a diagnostic screening method for breast disease. In 1991, based upon reports which addressed the use of thermography in neurological and musculoskeletal conditions, the AMA passed a resolution stating that the thermography had not been proven to have value as a medical diagnostic test. In 1992, HCFA withdrew Medicare reimbursement for all other uses of thermography. In 1993, the AMA adopted a resolution stating that use of thermography for diagnostic purposes could not be recommended at that time. Although the BreastAlert device is adjunctive and is not to be used for diagnosis of breast disease, the OHTA, HCFA and AMA positions against the use of thermography as a diagnostic tool may cause confusion among physicians. The Company must continue to demonstrate that the BreastAlert device is an effective adjunct to diagnostic procedures. In the event that the BreastAlert device fails to achieve significant market acceptance, it is likely that the Company's business operations would cease.

Termination of License Agreement if Certain Royalties are not Paid or
Earned. The Company has licensed the rights to the BreastAlert device from Scantek pursuant to the License Agreement, which provides that the Company is to pay minimum royalties of $150,000, $300,000, $400,000, and $500,000, respectively, in the first four years in which the BreastAlert device is sold and $600,000 in the fifth and subsequent years. In the event the Company fails to pay the minimum royalties for any calendar quarter Scantek will have the right, subject to the Company's right to cure such default within 30 days of receipt of notice of the default from Scantek, (i) to convert the License to a nonexclusive license or (ii) terminate the License Agreement by purchasing the machinery used to manufacture and assemble the BreastAlert device from the Company for the greater of 50% of the unamortized cost thereof or $100,000. It also provides for the automatic termination of the License Agreement if earned royalties for the first three years in which the product is sold do not exceed an aggregate of $950,000. There can be no assurance that the BreastAlert device will be commercialized successfully, that the Company will be able to pay the minimum royalties or that threshold royalties will be earned. Any such termination of the License Agreement for failure to earn threshold royalties could have a material adverse effect on the Company's business operations. The Company has not remitted to Scantek the license fee payment due December 31, 1997, and intends not to remit a license fee payment due March 31, 1998, as a result of a dispute with Scantek. See "Legal Proceedings."

Dependence on Physician Sales & Service, Inc. The Company's ability to generate revenue from the sale of the BreastAlert device is dependent upon, among other things, its ability to manage an effective sales organization. The Company has entered into an exclusive distribution agreement with PSS and is significantly dependent on PSS for distribution and sales. Failure by PSS to continue to perform under the distribution agreement would have a material adverse effect on the Company's operations. In addition, there can be no assurance that the Company will be able to market or sell its products effectively through independent sales representatives, through arrangements with some other outside sales force, or through strategic partners.

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

Based upon reservations about the use of thermography for diagnostic purposes expressed by OHTA, HCFA and AMA, there is a risk that FDA could reevaluate the bases upon which it granted the Company's 510(k) Market Rights in 1984 and classified devices such as the BreastAlert device as Class I devices in 1988. If FDA were to reevaluate these decisions and conclude that additional data were necessary to support authorization to market the BreastAlert device, it could endeavor to 510(k) Market Rights for breast thermographic devices and/or reclassify these devices from Class I medical devices to Class III medical devises (which would effectively vitiate the Company's 510(k) Market Rights and require filing of a new application for premarket approval prior to marketing). In either event, the Company would be required to cease marketing the BreastAlert device until it filed a PMA with FDA and received a new approval to market the BreastAlert device.

The FDC Act requires manufacturers to obtain new FDA clearance or approval when, among other things, there is a major change in the intended use of a legally marketed device that could significantly affect its safety or effectiveness. Manufacturers are responsible for making the initial determination regarding the significance of these changes. There can be no assurance that FDA will agree with a decision that changes to a device are not significant, and thus, do not require FDA review and clearance or approval. In the event FDA were to require the filing of a new 510(k) notification or a PMA for a change it regarded as significantly affecting the safety or effectiveness of the device, the Company may be prohibited from marketing the modified device until FDA reviews and clears the new 510(k) notification or PMA. FDA also requires that manufacturing conform to strict quality assurance standards required by QSR regulations which require that medical device manufacturers comply with various requirements pertaining to design control; organization and personnel; buildings, environmental control, cleaning and sanitation; equipment and calibration of equipment; medical device components; manufacturing specifications and processes; reprocessing of devices; labeling and packaging; finished device inspection; device failure investigations, and recordkeeping requirements including complaint files. There can be no assurance that the Company will maintain compliance with these standards.

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

Patents and Proprietary Information; Effect of Expiration of Patents on Competitive Pricing. Scantek, the licensor of the BreastAlert device, holds two United States patents and one Canadian patent (the "Patents") covering the use of the BreastAlert device as a device for adjunctive use in the early detection of breast cancer. Although the Patents are licensed to the Company for the United States and Canada pursuant to the License Agreement, both United States patents expire on May 22, 1998 and the Canadian patent expires on August 24, 1999. It is possible that after the Patents expire, other companies, inside and outside the United States, may adopt the concept and/or design embodied in the BreastAlert device and seek to compete with the Company. In the event such competition is encountered, the Company would have to rely on name recognition, product acceptance, quality and the distribution network of PSS in order to compete successfully, and there can be no assurance that the Company will be able to so compete. Moreover, the Company could be put at a competitive disadvantage by the payment of any royalties, which may have a material adverse effect on its ability to market its product successfully. See "Business -
Patents: Proprietary Information."

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

Dependence on Qualified Personnel. The success of the Company is dependent on the continued efforts of Donald B. Brounstein and Kenneth Hollander, the Company's President and Chief Executive Officer and Chief Financial Officer, respectively. The loss of Mr. Brounstein's, and/or Mr. Hollander's services could have a material adverse effect on the Company's operations. The Company has employment agreements with Messrs. Brounstein and Hollander, each of which agreements prohibits any such employee from (i) competing with the Company for one year following his termination of employment with the Company and (ii) disclosing confidential information or trade secrets in any unauthorized manner. Mr. Hollander's employment agreement is terminable at will by Mr. Hollander and is not for a definite term. The Company has obtained $1,000,000 of key person life insurance on Mr. Brounstein.

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

Risk of Product Liability Claims. The nature of the Company's products may expose the Company to product liability risks. The Company currently maintains product liability insurance coverage in the amount of $5,000,000. Such insurance is becoming increasingly expensive and there can be no assurance that the Company will be able to maintain such insurance on acceptable terms or that such insurance, will provide adequate coverage against product liability claims. While no product liability claims have been brought against the Company to date, a successful product liability claim against the Company in excess of its insurance coverage could have a material adverse effect on the Company.

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

Item 2.  PROPERTIES.

The Company's principal executive offices are located at 125 Moen Avenue, Cranford, New Jersey 07016, where the Company subleases a total of 30,000 square feet under a six-year lease that commenced in October 1996. Rental under the lease is $124,015 for the first two years of the lease, $145,900 for the third year of the lease, and $160,490 for each of the fourth through sixth years of the lease. The Company has the option to renew the lease for one additional five-year period. The leased space also houses the production equipment for the BreastAlert device and provides the Company with warehouse space.

Item 3.  LEGAL PROCEEDINGS.

On January 9, 1998, the Company received a letter from Scantek alleging that HumaScan was in default of certain payments aggregating between $175,000 and $375,000 due to Scantek under the License Agreement. The Company paid Scantek $100,000 towards the payments Scantek claims are due without prejudice to the Company's claims that such amounts are not due and owing. Scantek agreed to extend the period for the Company to make the payments until April 17, 1998 and the parties are currently pursuing a resolution through non-binding mediation.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

                                     Part II

Item 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Prior to the completion of the Company's initial public offering on August
19, 1996, there was no established public trading market for the Company's Common Stock. The Company's Common Stock commenced quotation on the Nasdaq SmallCap Market on August 14, 1996. The following table sets forth, for the periods indicated, the high and low sale prices for the Common Stock as reported by the Nasdaq SmallCap Market:

                                                     High              Low
                                                     ----              ---
Year Ended December 31, 1996:
         Third Quarter (beginning 8/14/96)           6-1/2               6
         Fourth Quarter                              6-3/8             5-5/8

Year Ended December 31, 1997
         First Quarter                                 16-3/4          5-5/8
         Second Quarter                                11-3/4          6-1/2
         Third Quarter                                 12-1/2          5-1/2
         Fourth Quarter                                12              8-3/8

On March 23, 1998, the last sale price of the Common Stock as reported by the Nasdaq SmallCap Market was 8-5/8.

Holders

On March 23, 1998, there were 139 holders of record of the Company's Common Stock. The Company believes that there are in excess of 1,500 beneficial owners of the Company's Common Stock.

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

Recent Sales of Unregistered Securities

Since September 30, 1997, the Company has granted options to certain officers, employees and consultants to purchase an aggregate of 15,500 shares of Common Stock. Options for 13,000 of such shares were granted on November 17, 1997, all of which have an exercise price of $9.1875. These options have a ten-year term and vest at the rate of 20 percent per year over five years. Options for 2,500 of such shares were granted on February 3, 1998, all of which have an exercise price of $7.75. These options have a ten-year term and vest at the rate of 20 percent per year over five years. The issuances of all of these options are claimed to be exempt from registration pursuant to Section 4(2) of the Securities Act of 1933 as transactions by an issuer not involving a public offering.

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

Results of Operations

The Company's revenues, and hence profitability, if any, may vary significantly from fiscal quarter to fiscal quarter as well as in comparison to the corresponding quarter of the previous year as a result, among other factors, of the timing of any significant shipments and the inventory requirements of PSS.

The Company expects to incur substantial additional costs, including additional marketing expenses, clinical development expenses, manufacturing cost expenditures and administrative expenditures as it continues to launch the BreastAlert device. The Company does not expect, however, to incur substantial additional costs for raw materials.

Year Ended December 31, 1997 and 1996

The Company's net loss for the year ended December 31, 1997 was $4,150,325, or $0.54 per share, compared to $1,632,102, or $0.35 per share, for the period ended December 31, 1996. The increased loss for the year was the result of expenditures incurred in connection with the U.S. launch of the BreastAlert device on December 29, 1997.

The Company had revenues of $582,496 in 1997 compared to $256,883 in 1996, an increase of 44%. Revenues in 1997 consisted primarily of interest income and included the first shipments of the BreastAlert device. Operating expenses were $4,732,821 for the year ended December 31, 1997 as compared to $1,888,985 for the year ended December 31, 1996 primarily related to planned increases in staffing, overhead levels, continued development costs for manufacturing, and expanded marketing for the launch of the BreastAlert device.

Year Ended December 31, 1996 and Period From Inception (December 27, 1994) through December 31, 1995

The Company's net loss for the year ended December 31, 1996 was $1,632,102, or $.0.35 per share, compared to $211,251, or $0.05 per share, for the period from December 27, 1994 (date of inception) to December 31, 1995. Such losses are attributable to the fact that the Company had not derived any revenues from operations to offset the development stage expenses.

Interest income for the year ended December 31, 1996 was $256,883 compared to $899 for the period from December 27, 1994 (date of inception) to December 31, 1995, an increase of $255,984. This increase was due to higher balances of cash and cash equivalents and investments as a result of the August 1996 initial public offering. Operating expenses were $1,888,985 for the year ended December 31, 1996 as compared to $212,251 for the period from December 27, 1994 (date of inception) to December 31, 1995, primarily due to the increased salary expenses related to the hiring of management and other personnel, interest expenses related to a bridge financing done by the Company and preparations to commence the manufacture and sale of the BreastAlert device.

Liquidity and Capital Resources

The Company has financed its operations since inception primarily by the issuance of equity securities, interest earned on cash, cash equivalents and short-term investments, and equipment leasing arrangements.

The Company's combined cash and cash equivalents totaled $1,443,839 at December 31, 1997, a decrease of $4,969,223 from December 31, 1996. This decrease resulted from the net cash used in operating activities of $4,091,588 and net cash used in investing activities of $1,027,669 offset by an increase in financing activities of $150,034. Total liquid resources, including investments, as of December 31, 1997 were $7,887,398 compared to $12,509,511 at December 31, 1996.

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

The Company sold 71.5 Units in the May Private Placement, each Unit consisting of 37,500 shares of Series A Preferred Stock and 7,500 Private Warrants, for an aggregate initial payment of $2,645,500 representing 37% of the total purchase price for the Units which includes $434,800 aggregate principal amount of March Bridge Notes surrendered in payment of the initial purchase price for 11.75 Units (including $40,000 in aggregate principal amount of March Bridge Notes exchanged by Mr. Brounstein in partial consideration for two Units purchased by him) and the cancellation of $34,000 in principal amount of certain loans made by Mr. Brounstein to the Company in 1995 (the "1995 Loans") in payment of the balance of the purchase price for the Units purchased by him, but not including $350,000 aggregate principal amount of November Bridge Notes converted into one share of Series A Preferred Stock and one fifth of a Private Warrant for each $1.33 principal amount of November Bridge Warrants so converted. The Company issued one quarter of one Unit to Haythe & Curley, the law firm that represented Burnham Securities Inc., the placement agent for the May Private Placement, and one tenth of one Unit to James J. Whidden, the Company's former Senior Vice President of Clinical Development (who was a consultant to the Company at the time of such issuance), in exchange for services rendered. The balance of the purchase price was automatically reduced by 63%, an amount equal to the installments not yet due and payable as of August 9, 1996, the date the registration statement relating to the Company's initial public offering was declared effective under the Securities Act. The Series A Preferred Stock automatically converted into Common Stock on a share-for-share basis and the shares of Common Stock issued upon conversion of the Series A Preferred Stock was deemed fully paid and nonassessable.

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

In October 1995, the Company and Scantek entered into the License
Agreement, pursuant to which Scantek granted the Company the exclusive license to manufacture and market the BreastAlert device in the United States and Canada for a cash payment of $1,600,000, $550,000 of which has already been funded. $175,000 of the balance is payable on December 31, 1997, $175,000 on March 31, 1998, $350,000 on October 31, 1998 and $350,000 on January 31, 1999. Surplus
Cash Flow, as defined in the License Agreement, is to be applied as prepayments to unpaid installments of the Cash Portion of the Licensing Fee in inverse order of maturity. The Company has not remitted the payment due December 31, 1997, and intends not to remit the payment due March 31, 1998, as a result of a dispute with Scantek. See "Legal Proceedings."

In November 1995, the Company arranged for the construction of the Production Line at a fixed price of $1,750,680 pursuant an agreement with Zigmed Inc ("Zigmed"). $1,330,230 of such amount has been paid to Zigmed as of the date of this report. In October 1997 the Company assumed responsibility for completion of the Production Line and since then no payments have been remitted to Zigmed.

The Company intends to construct additional production equipment to bring capacity to 5,600,000 units annually based upon two shifts per day. The Company expects that these improvements will cost approximately $1,000,000 and expects to fund this expense from its current liquid assets and operations.

The Company has incurred negative cash flows from operations since inception. The Company has expended, and will continue to expend, substantial funds for manufacturing, marketing and clinical development programs. The Company expects that its existing capital resources will be adequate to fund its capital requirements for the foreseeable future. However, no assurance can be given that there will be no change in the Company's business, financial condition or results of operations that would consume available resources significantly before such time. The Company's future liquidity and capital funding requirements will depend on numerous factors, including results of clinical trials, the extent to which the BreastAlert device gains market acceptance, the costs and timing of expansion of sales, marketing and manufacturing activities and competition. There can be no assurance that additional capital, if needed, will be available on terms acceptable to the Company, or at all. Furthermore, any additional equity financing may be dilutive to stockholders, and debt financing, if available, will likely include restrictive covenants and provide for security interest in the Company's assets. The failure of the Company to raise capital on acceptable terms when needed could have a material adverse effect on the Company's business, financial condition and results of operations.

Forward-looking Statements

When used in this and in future filings by the Company with the Securities and Exchange Commission, in the Company's press releases and in oral statements made with the approval of an authorized executive officer of the Company, the words or phrases "will likely result," "plans," "will continue," "is anticipated," "estimated," "project" or "outlook" or similar expressions (including confirmations by an authorized executive officer of the Company of any such expressions made by a third party with respect to the Company) are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, each of which speaks only as of the date made. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. Factors that may cause actual results to differ materially from those contemplated by such forward-looking statements include, among others, the factors set forth under the caption "Risk Factors" in this report. The Company has no obligation to release publicly the results of any revisions that may be made to any forward-looking statements to reflect anticipated or unanticipated events or circumstances occurring after the date of such statements.

Item 7.  FINANCIAL STATEMENTS.

                                  HUMASCAN INC.
                        (A Development Stage Enterprise)


                          Index to Financial Statements





      Independent Auditors' Report                                            16

      Financial Statements:

      Balance Sheets -  December 31, 1997 and 1996                            17



     Statements of Operations - For the period from December 27, 1994
          (date of inception) to December 31, 1997, and the years ended
          December 31, 1997 and 1996 and the period from December 27,
          1994 (date of inception) to December 31, 1995                       18




     Statements of Stockholders' Equity (Deficit) - For the period from
          December 27, 1994 (date of inception) to December 31, 1997          19



     Statements of Cash Flows - For the period from December 27, 1994
          (date of inception) to December 31, 1997, and the years ended
          December 31, 1997 and 1996 and the period from December 27,
          1994 (date of inception) to December 31, 1995                       20




     Notes to Financial Statements                                            22

                     INDEPENDENT AUDITORS' REPORT


The Board of Directors
HumaScan Inc.:


We have audited the accompanying balance sheets of HumaScan Inc. (a development stage enterprise) as of December 31, 1997 and 1996, and the related statements of operations, stockholders' equity (deficit), and cash flows for the period from December 27, 1994 (date of inception) to December 31, 1997, and the years ended December 31, 1997 and 1996 and the period from December 27, 1994 (date of inception) to December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of HumaScan Inc. (a development stage enterprise) as of December 31, 1997 and 1996, and the results of its operations and its cash flows for the period from December 27, 1994 (date of inception) to December 31, 1997, and the years ended December 31, 1997 and 1996 and the period from December 27, 1994 (date of inception) to December 31, 1995 in conformity with generally accepted accounting principles.





                                                          KPMG Peat Marwick LLP


Short Hills, New Jersey
January 23, 1998

                                  HUMASCAN INC.
                        (A Development Stage Enterprise)
                                 Balance Sheets
                           December 31, 1997 and 1996



                                                                      1997               1996
                                                                  ------------       ------------
Assets

Current assets:
  Cash and cash equivalents                                       $  1,443,839       $  6,413,062
  Investments                                                        6,443,559          6,096,449
  Accounts receivable                                                    8,396                  0
  Inventory                                                            337,754                  0
  Prepaid expenses                                                      63,829            115,557
                                                                  ------------       ------------
    Total current assets                                             8,297,377         12,625,068

Property, plant and equipment, net                                   2,282,873            480,756
Other assets                                                           132,780          1,363,206

                                                                  ============       ============
    Total assets                                                  $ 10,713,030       $ 14,469,030
                                                                  ============       ============


Liabilities and stockholders' equity

Current liabilities:
  Accounts payable                                                     355,245            215,603
  Accrued expenses                                                   1,305,553          1,200,904
  Obligations under capital lease                                        9,563              8,283
                                                                  ------------       ------------
    Total current liabilities                                        1,670,361          1,424,790
                                                                  ------------       ------------

Obligations under capital lease, noncurrent portion                     26,094             35,657

Stockholders' equity:
Common Stock, $0.01 par value, 25,000,000 shares authorized;
  in 1997, 7,738,313 shares issued and outstanding;
  in 1996, 7,720,313 shares issued and outstanding                      77,384             77,204
Additional paid-in capital                                          14,932,869         14,774,732
Deficit accumulated during the development stage                    (5,993,678)        (1,843,353)

                                                                  ------------       ------------
    Total stockholders' equity                                       9,016,575         13,008,583

                                                                  ============       ============
    Total liabilities and stockholders' equity                    $ 10,713,030       $ 14,469,030
                                                                  ============       ============



                 See accompanying notes to financial statements

                                  HUMASCAN INC.
                        (A Development Stage Enterprise)
                            Statements of Operations

 For the period from December 27, 1994 (date of inception) to December 31, 1995 and the years ended December 31, 1997 and 1996




                                          For the Period                                                       For the Period
                                      from December 27, 1994                                               from December 27, 1994
                                       (date of inception)      For the year ended   For the year ended     (date of inception)
                                       to December 31, 1997      December 31, 1997   December 31, 1996      to December 31, 1995
                                      ----------------------    ------------------   ------------------    ----------------------
Revenues:
  Sales                                      $     7,580           $     7,580          $      --                $      --
  Interest income                                832,699               574,916              256,883                      899

                                             -----------           -----------          -----------              -----------
                                                 840,279               582,496              256,883                      899
Operating expenses:
  Facility costs                               1,270,919             1,169,144              101,775                     --
  Marketing expenses                           1,548,881             1,223,616              325,265                     --
  General and administrative expenses          2,646,956             1,555,516              889,510                  205,109
  Clinical development expenses                  983,616               778,629              204,987                     --
  Interest expense                               383,585                 5,916              367,448                    7,041
                                             -----------           -----------          -----------              -----------
                                               6,833,957             4,732,821            1,888,985                  212,150
                                             ===========           ===========          ===========              ===========
Net loss                                     ($5,993,678)          ($4,150,325)         ($1,632,102)             $(  211,251)
                                             ===========           ===========          ===========              ===========

Net loss per share                           ($     1.09)          ($     0.54)         ($     0.35)             ($     0.05)
                                             ===========           ===========          ===========              ===========

Shares used in computing
  net loss per share                           5,496,430             7,721,813            4,654,640                4,112,835
                                             ===========           ===========          ===========              ===========


                 See accompanying notes to financial statements

                                  HUMASCAN INC.
                        (A Development Stage Enterprise)
                  Statements of Stockholders' Equity (Deficit)

 For the period from December 27, 1994 (date of inception) to December 31, 1997

                                                                                             Deficit
                                                                                           Accumulated                  Total
                                      Common Stock       Preferred Stock      Additional      during                 Stockholders'
                                     ---------------    ------------------      Paid-in     Development Subscription    Equity
                                     Shares   Amount    Shares      Amount      Capital        Stage     Receivable    (Deficit)
                                     ------   ------    ------      ------    -----------   ----------- ------------ -------------
Issuance of shares of
  common stock upon
  incorporation                      825,000 $ 8,250          --  $       --  $    53,750    $       --  $       --  $    62,000
Issuance of shares of
  common stock pursuant
  to subscription agreements         247,500   2,475          --          --      151,125            --          --      153,600
Issuance of shares of
  common stock in connection
  with license agreement             675,000   6,750          --          --   (1,606,750)           --          --   (1,600,000)
Net loss                                  --      --          --          --         --        (211,251)         --     (211,251)
                                   --------- -------  ----------  ----------  -----------   -----------  ----------   ----------
Balance, December 31, 1995         1,747,500  17,475          --          --   (1,401,875)     (211,251)          0   (1,595,651)

Issuance of common stock
  warrants in connection
  with bridge financing                   --      --          --          --      343,485            --          --      343,485
Issuance of shares of common
  stock in connection with
  license agreement                  329,063   3,291          --          --       (3,291)           --          --            0
Issuance of shares of
  preferred stock
  in connection with
  private placement                       --      --   2,943,750   6,421,133           --            --  (4,504,500)   1,916,633
Sale of shares in public
   offering, net                   2,700,000  27,000          --          --   13,974,418            --          --   14,001,418
Conversion of preferred to
   common shares, net              2,943,750  29,438  (2,943,750) (6,421,133)   1,861,995            --   4,504,500      (25,200)
Net loss                                  --      --          --          --           --    (1,632,102)         --   (1,632,102)
                                   --------- -------  ---------- -----------  -----------   -----------  ----------  -----------
Balance, December 31, 1996         7,720,313 $77,204           0  $        0  $14,774,732   ($1,843,353) $        0  $13,008,583

Issuance of common stock in
  connection with the exercise
  of employee options                18,000      180          --          --      107,820            --          --      108,000
Issuance of stock options to
  non-employees                           --      --          --          --       50,317            --          --       50,317
Net loss                                  --      --          --          --           --    (4,150,325)         --   (4,150,325)

                                   ========= =======  ==========  ==========  ===========   ===========  ==========  ===========
Balance, December 31, 1997         7,738,313 $77,384           0  $        0  $14,932,869   $(5,993,678) $        0  $ 9,016,575
                                   ========= =======  ==========  ==========  ===========   ===========  ==========  ===========

                                  HUMASCAN INC.
                        (A Development Stage Enterprise)
                            Statements of Cash Flows

 For the period from December 27, 1994 (date of inception) to December 31, 1995 and the years ended December 31, 1997 and 1996



                                             Period from                                                       Period from
                                          December 27, 1994                                                 December 27, 1994
                                         (date of inception)    For the year ended    For the year ended   (date of inception)
                                         to December 31, 1997    December 31, 1997     December 31, 1996   to December 31, 1995
                                         --------------------   ------------------    ------------------   --------------------
Cash flows from operating
activities:
  Net loss                                  $(5,993,678)          $(4,150,325)          $(1,632,102)            $(  211,251)
  Adjustments to reconcile
   net loss to net cash
   used in operating
   activities:
  Noncash miscellaneous expenses                 17,000                  --                 (23,350)                 40,350
  Issuance of stock options
   to non-employees                              50,317                50,317                  --                      --
  Noncash interest expense                      343,485                  --                 336,444                   7,041
  Depreciation expense                          167,101               142,354                24,747                    --
  Changes in operating
  assets and liabilities:
    Increase in inventory                      (337,754)             (337,754)                 --                      --
    Increase in other assets                   (132,780)              (33,486)              (99,294)                   --
    Increase (decrease)
     in prepaid expenses                        (63,829)               51,728              (110,557)                 (5,000)
    Increase in accounts receivable              (8,396)               (8,396)                 --                      --
    Increase in accounts payable                355,245               139,642               215,603                    --
    Increase in accrued expenses                245,553               104,649               137,724                   3,180
                                            -----------           -----------           -----------             -----------
      Net cash used in
       operating activities                  (5,357,736)           (4,041,271)           (1,150,785)               (165,680)
                                            -----------           -----------           -----------             -----------

Cash flows from investing
activities:
  Decrease (increase)
   in other assets                                 --                    --                  40,000                 (40,000)
  Purchase of property,
   plant and equipment                       (2,399,985)             (680,559)             (451,114)                 (4,400)
  Payments for production line                     --                    --              (1,158,912)               (105,000)
  Payments in connection
   with license agreement                      (550,000)                 --                (400,000)               (150,000)
  Purchase of investments                    (6,443,559)             (347,110)           (6,096,449)                   --
                                            -----------           -----------           -----------             -----------
    Net cash used in investing
     activities                             $(9,393,544)          $(1,027,669)          $(8,066,475)            $  (299,400)
                                            -----------           -----------           -----------             -----------

                                  HUMASCAN INC.
                        (A Development Stage Enterprise)
                       Statements of Cash Flows, continued



                                             Period from                                                       Period from
                                          December 27, 1994                                                 December 27, 1994
                                         (date of inception)    For the year ended    For the year ended   (date of inception)
                                         to December 31, 1997    December 31, 1997     December 31, 1996   to December 31, 1995
                                         --------------------   ------------------    ------------------   --------------------
Cash flows from financing
activities:
  Proceeds from issuance of
   common stock                            $    208,600         $       --             $       --             $    208,600
  Proceeds from issuance of
   common stock in connection
   with exercise of employee
   options                                      108,000              108,000                   --                     --
  Proceeds from officer
   loan                                         125,000                 --                     --                  125,000
  Payments on officer loan                      (91,000)                --                  (91,000)                  --
  Proceeds from borrowings of
   notes payable                                810,000                 --                  460,000                350,000
  Principal payments on
   obligation under
   capital lease                                (14,332)              (8,283)                (6,049)                  --
  Proceeds from Initial
   Public Offering, net                      14,001,418                 --               14,001,418                   --
  Proceeds from Private
   Placement, net                             1,047,433                 --                1,047,433                   --
                                           ------------         ------------           ------------           ------------
    Net cash provided by
     financing activities                    16,195,119               99,717             15,411,802                683,600
                                           ------------         ------------           ------------           ------------

Net increase (decrease) in
 cash and cash equivalents                    1,443,839           (4,969,223)             6,194,542                218,520
Cash and cash equivalents,
 beginning of period                               --              6,413,062                218,520                   --
                                           ============         ============           ============           ============
Cash and cash equivalents
 end of period                             $  1,443,839         $  1,443,839           $  6,413,062           $    218,520
                                           ============         ============           ============           ============

Supplemental disclosure of
 noncash transactions:
  Amounts due in connection
   with license agreement                  $  1,050,000                                $  1,050,000           $  1,450,000
                                           ============                                 ============           ============
  Value of common stock
   issued in connection with
   license agreement                       $     12,300                                $      3,291           $      9,000
                                           ============                                ============           ============
  Value of equipment acquired
   under capital lease                     $     49,989                                $     49,989                   --
                                           ============                                ============           ============
  Conversion of notes payable
   to preferred stock                      $    810,000                                $    810,000                   --
                                           ============                                ============           ============
  Conversion of officer loan
    to preferred stock                     $     34,000                                $     34,000                   --
                                           ============                                ============           ============


                 See accompanying notes to financial statements

                                  HUMASCAN INC.
                        (A Development Stage Enterprise)
                          Notes to Financial Statements

(1)  Organization and Significant Accounting Policies

     Organization:

     HumaScan Inc. (the Company), a development stage company, owns under license the exclusive rights in the United States and Canada to manufacture and market a device called the BreastAlertTM Differential Temperature Sensor (the BreastAlert device). On December 29, 1997, HumaScan commenced shipments of the BreastAlert device. The BreastAlert device is a non-invasive, easy to use, low cost, adjunctive test to be used by primary care physicians, gynecologists and other medical specialists as part of a breast disease monitoring program along with breast self-examination, palpation and (depending on a patient's age, family history and other factors) mammography and other established clinical procedures, including ultrasound and/or biopsy.

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

     Cash and Cash Equivalents and Investments:

     The Company considers all highly liquid investments with maturities of three months or less, at the time of purchase, to be cash equivalents. Investments consist of commercial paper with original maturities between three and twelve months.

     Inventories:

     Inventories are stated at the lower of cost or market. Cost is determined using the standard costing method for all inventories.

     Property, Plant and Equipment:

     Property, plant and equipment is stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the respective assets ranging from five to seven years.

     The cost of repairs and maintenance is charged to operations as incurred; significant renewals and betterments are capitalized.

     Other Assets:

     Payments for equipment made to a vendor in accordance with contract terms are included in other assets as of December 31, 1996 as the machine was not yet received. In 1997, the cost was transferred to property, plant and equipment upon the machine being placed into service.

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

     Net Loss Per Share:

     SFAS No. 128, Earnings per Share, which became effective in 1997, requires presentation of two calculations of earnings per common share. "Basic" earnings per common share equals net income divided by weighted average common shares outstanding during the period. "Diluted" earnings per common share equals net income divided by the sum of weighted average common shares outstanding during the period plus common stock equivalents. Common stock equivalents are shares assumed to be issued if outstanding stock options were exercised. All prior period amounts have been restated to reflect these calculations. Net loss per share is presented using only the basic calculation as the effect of stock options is anti-dilutive under the dilutive approach. Net loss per share gives effect to certain adjustments described below.

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

                                  HUMASCAN INC.
                        (A Development Stage Enterprise)
                    Notes to Financial Statements (Continued)

(2)  Inventory
                                                   1997           1996
                                                   ----           ----
     Inventory consists of the
     following:

     Raw Materials                               $ 316,745         --
     Work-in-process                                 9,689         --
     Finished Goods                                 11,320         --
                                                 ---------      ---------
                                                 $ 337,754         --
                                                 =========      =========

(3)  Property, Plant and Equipment

     Property, plant and equipment consists of the following at December 31, 1997 and 1996:

                                                        1997           1996
                                                        ----           ----

              Production equipment                  $ 1,781,657     $  72,053
              Office equipment                          246,476       109,764
              Furniture and fixtures                    121,368        63,952
              Leasehold improvements                    300,473       259,734
                                                     ----------      --------
                                                      2,449,974       505,503
              Less - accumulated depreciation          (167,101)      (24,747)
                                                     ----------      --------
              Property, plant and equipment, net     $2,282,873      $480,756
                                                     ==========      ========

(4)  License Agreement

     In October 1995, the Company entered into an exclusive license agreement with Scantek Medical, Inc. (Scantek) which grants the Company the right to manufacture and sell the BreastAlert device in the United States and Canada. The device is protected by United States patents that expire on May 22, 1998. The license agreement, as amended, in addition to providing for the issuance of 675,000 shares of common stock, provides for a cash payment to Scantek of $1,600,000, of which $550,000 has already been paid at December 31, 1997 and 1996. Thereafter, $175,000 was payable on December 31, 1997, $175,000 on March 31, 1998, $350,000 on October 31, 1998 and
     $350,000 on January 31, 1999. The Company has not remitted the payment due December 31, 1997, and intends not to remit the payment due March 31, 1998, as a result of a dispute with Scantek (see note 9). Surplus cash flow (one half of net income, as defined in the license agreement, subject to certain adjustments) after the Company begins operations is to be applied to unpaid installments of the cash portion of the licensing fee in inverse order of maturity. Scantek is entitled to advance payments as follows: (i) $100,000 (applied to unpaid installments of the cash portion of the licensing fee in direct order of maturity) upon the later of (a) the investment at any time by a distributor of $500,000 in the Company by exercising its warrant for 125,000 shares of the Company's common stock (see note 7) and (b) the shipment by the Company of the first order of the BreastAlert device to the distributor; (ii) $300,000 (of which $100,000 is to be applied to unpaid installments of the cash portion of the licensing fee in direct order of maturity and the other $200,000 to be applied in inverse order of maturity) upon the earlier to occur of (a) the extension of the relevant patents at least through January 1, 2003 or (b) Scantek's obtaining a new United States patent on the product; and (iii) if the circumstances described in the preceding clause (ii) have not occurred and if Scantek had filed an application for a new United States patent on the product at least one week prior to the first road show for the initial public offering of the Company's securities, Scantek would have been entitled to an advance payment of $100,000 from the proceeds of the closing of the public offering (which would have been deemed a partial advance of the $300,000 payable pursuant to such clause (ii) and which would have been applied to the unpaid installments of the cash portion of the licensing fee in direct order of maturity). The license agreement also provides for minimum annual royalty payments ranging from $150,000 in the first year in which the product is sold to $600,000 in the fifth and subsequent years (the Minimum Royalties) and maximum royalty payments ranging from 3% of annual net product sales of up to $2,000,000 to 10% of the annual net product sales if annual net product sales exceed $10,000,000 (the Percentage Royalties). In addition, the license agreement will automatically terminate if the aggregate earned royalties for the first three years the product is sold do not exceed $950,000 (the Threshold Earned Royalties). In the event the Company fails to pay the Minimum Royalties for any calendar quarter Scantek will have the right, subject to the Company's right to cure such default

                                  HUMASCAN INC.
                        (A Development Stage Enterprise)
                    Notes to Financial Statements (Continued)

(4)  License Agreement (Continued)

     within 30 days of receipt of notice of such default from Scantek, (i) to convert the License to a nonexclusive license or (ii) terminate the License Agreement by purchasing the machinery used to manufacture and assemble the BreastAlert device from the Company for the greater of 50% of the unamortized cost therof or $100,000. The Minimum Royalties and Threshold Earned Royalties automatically terminate after February 26, 1997 (the date the relevant patents expire) if a competitor introduces a product which would have infringed upon such patents. In addition, the Percentage Royalties are reduced if the Company reduces the price of its product below certain preset amounts. In connection with the closing of a private placement, the Company issued 329,063 additional shares of common stock to Scantek in exchange for the termination of its right, pursuant to the license agreement, to maintain a 15% beneficial ownership interest in the Company upon the completion of the initial public offering, as defined in the license agreement, by December 31, 1996.

     The Company has recorded the entire consideration for the license given to Scantek in accordance with published SEC rules and regulations regarding transfers of non-monetary assets by promoters and stockholders, against additional paid-in capital in the accompanying financial statements. The reduction in paid-in capital reflects the equivalent of a return of capital to be paid in accordance with the terms of the license out of the proceeds of the initial public offering.

(5)  Due to Officer

     In 1995, the chief executive officer of the Company agreed to loan the Company up to $200,000 prior to the initial closing of a private placement (see note 7), at which time he agreed to purchase two of the units offered; any outstanding amount due from the Company pursuant to the loans was applied to such purchase and the amount in excess of the first installment (which aggregated $74,000) of the purchase price for the units (which aggregated $200,000) was repaid to him.

(6)  Leases

     The Company leases its facility under a six-year operating lease expiring on September 30, 2002. Future minimum lease payments under this lease agreement as of December 31, 1997 are as follows:

                    For the Year Ending
                        December 31,                 Amount
                    -------------------              ------

                           1998                     $129,489
                           1999                      149,544
                           2000                      160,488
                           2001                      160,488
                           2002                      120,366

     The lease includes a renewal option for up to a five-year period. Rent expense charged to operations was $144,180, $24,030 and $0 in 1997, 1996 and 1995, respectively.

     The Company has an obligation under a capital lease with total payments through February 25, 2001 which aggregate $35,700.

(7)  Stockholders' Equity

     At its inception, the Company issued 750,000 shares of its common stock at $.067 per share to its chief executive officer and 75,000 shares at $.16 per share to certain other investors. The Company also issued 22,500 and 225,000 shares of its common stock at $.16 and $.67 per share, respectively, in March 1995 pursuant to various subscription agreements. On March 22, 1995, the Company authorized the issue of 5,000,000 shares of common stock, par value $.01 per share, and amended its certificate of incorporation to increase the authorized number of shares of common stock. On July 23, 1996, the authorized common stock was increased to 25,000,000 shares. In March 1995, the Company issued 675,000 shares of its common stock, valued at $.067 per share, in conjunction with a license agreement with Scantek (see note 4). Scantek received an additional 329,063 shares of common stock on May 15, 1996.

                                  HUMASCAN INC.
                        (A Development Stage Enterprise)
                    Notes to Financial Statements (Continued)

(7)  Stockholders' Equity (Continued)

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

     On March 19, 1996, the Company sold an aggregate of $460,000 principal amount of secured promissory notes (the March Bridge Notes) and warrants for 224,250 shares of the Company's common stock (the March Bridge Warrants) to 15 accredited investors (the March Bridge Investors) for an aggregate consideration of $460,000. The March Bridge Notes bore interest at the rate of 10% per annum and matured on May 15, 1996, were secured by all of the assets of the Company and were senior in right of payment and security to the November Bridge Notes. The proceeds received from the March Bridge Investors were allocated between the March Bridge Notes and the March Bridge Warrants. The $343,485 difference between the principal amount of the March Bridge Notes and the amount allocated was accreted and charged to operations over the term of the March Bridge Notes. Each March Bridge Investor was required to surrender its March Bridge Note to the Company on May 15, 1996 in exchange for the application of the outstanding principal amount of such March Bridge Note against the purchase price of the units then purchased by such March Bridge Investor and for a cash payment from the Company of the accrued interest due on such March Bridge Note.

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

                                  HUMASCAN INC.
                        (A Development Stage Enterprise)
                    Notes to Financial Statements (Continued)

(8)  Stock Options

     In June 1996, the Company adopted the 1996 Stock Incentive Plan (the Plan) pursuant to which the Company's Board of Directors may grant stock options to officers, key employees, and consultants. The Plan authorizes grants of options to purchase up to 700,000 shares of authorized but unissued common stock. Stock options are granted with an exercise price equal to the stock's fair market value at the date of grant. The Company's options have ten-year terms and generally vest over a five-year period. The stock option activity is as follows:

                                                 Shares             Price
                                                 ------             -----
     Outstanding, December 31, 1995                    0              -
              Granted                            188,000          5.75- 6.00
                                                 -------          ----------
     Outstanding, December 31, 1996              188,000          5.75- 6.00
              Granted                            105,700          6.00-13.13
              Expired                             (2,250)         6.00- 9.19
              Exercised                          (18,000)            6.00
                                                 -------          ----------
     Outstanding, December 31, 1997              273,450          5.75-13.13
                                                 =======          ==========

     The above options have a weighted average remaining contractual life of 9.3 years.

     In addition to the options provided for in the aforementioned Plan, in early 1996, 142,500 options were issued to certain officers, employees and consultants at an exercise price of $5.33 per share, each with a five-year term, and 7,500 options were granted to certain former directors on September 25, 1996 to replace certain options which terminated upon resignation of such directors in connection with the Company's initial public offering. These 7,500 options have an exercise price of $6.00 per share and a ten-year term. All of these options remain outstanding at December 31, 1997 and have a weighted average remaining contractual life of
     3.4 years.

     The per share weighted-average fair value of stock options granted during 1997 was between $1.35 and $5.25 on the date of grant using the Black Scholes option-pricing model with the following weighted-average assumptions: no expected dividend yield, risk-free interest rate of 5.5%, and an expected life of either 5 or 10 years.

     The Company applies APB Opinion No. 25 in accounting for the Plan and, accordingly, no compensation cost has been recognized for its stock options in the financial statements. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's net loss would have been increased to the pro forma amounts indicated below:

                                                     1997               1996
                                                     ----               ----

           Net loss               As reported    ($4,150,325)       ($1,632,102)
                                  Pro forma      ($4,359,132)       ($1,978,444)

           Net loss per share     As reported         ($0.54)             ($.35)
                                  Pro forma           ($0.56)             ($.43)
(9) Commitments

     The Company has arranged for the construction of an automated production line for the assembly of the BreastAlert device pursuant to a $1,750,680 fixed-price turnkey construction contract (the Turnkey Construction Contract). Payments in accordance with the terms of this agreement aggregated $1,330,230 and $1,263,912 as of December 31, 1997 and 1996,
     respectively. In October 1997, the Company assumed responsibility for completion of the production line and since then no payments have been remitted to Zigmed. The vendor's president is the son of the Chairman of the Board of Scantek.

                                  HUMASCAN INC.
                        (A Development Stage Enterprise)
                    Notes to Financial Statements (Continued)

(9)  Commitments (Continued)

     On January 9, 1998, the Company received a letter from Scantek alleging that HumaScan was in default of certain payments aggregating between $175,000 and $375,000 due to Scantek under the License Agreement. The Company paid Scantek $100,000 towards the payments Scantek claims are due without prejudice to the Company's claims that such amounts are not due and owing. Scantek agreed to extend the period for the Company to make the payments until April 17, 1998 and the parties are currently pursuing a resolution through non-binding mediation.

     The Company signed, effective January 1, 1996, a three-year employment agreement with its chief executive officer, with a rolling one-year renewal. In addition, options to purchase 37,500 shares of common stock at an exercise price of $5.33 per share have been issued to the Company's Chief Executive Officer.

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

(10) Income Taxes

     The Company has adopted SFAS No. 109 to account for income taxes. Pursuant to the accounting standard, the tax effects of temporary differences that give rise to significant portions of the Company's deferred tax assets as of December 31, 1997 and 1996 are presented below:

                                                      1997            1996
                                                      ----            ----

     Deferred tax assets:
            Net operating loss carryforwards       $2,491,104        $ 569,280
            Property and equipment                    (22,431)          (2,101)
            Other                                     108,666           77,994
                                                   ----------        ---------
            Total                                   2,577,339          645,173

            Valuation allowance                    (2,577,339)        (645,173)
                                                   ----------        ---------
            Net deferred tax asset                 $        0        $       0
                                                   ==========        =========

     The valuation allowances for fiscal year 1997 and 1996 have been applied to offset the deferred tax assets in recognition of the uncertainty that such tax benefits will be realized. The valuation allowances as of December 31, 1997 and 1996 include $1,932,166 and $571,235 relating to fiscal years 1997 and 1996 operations, respectively.

     At December 31, 1997, the Company has available net operating loss carryforwards for Federal income tax reporting purposes of approximately $7,117,000 which expire beginning in fiscal year 2011. The Company's ability to use such net operating loss carryforwards may be subject to certain limitations due to ownership changes as defined by rules enacted with the Tax Reform Act of 1986. The Company made no payments of Federal or state income taxes during fiscal years 1997 and 1996.

                                  HUMASCAN INC.
                        (A Development Stage Enterprise)
                    Notes to Financial Statements (Continued)

(11) Retirement Benefits

     On January 1, 1997, the Company began sponsoring a Savings Incentive Match Plan for Employees in which all employees may participate. The Company matches each employee's contributions on a dollar-for-dollar basis up to 3% of the employee's compensation. Total contributions in 1997 amounted to $28,107.

Item 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.

                                    Part III

Item 9. DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

     As of March 23, 1998, the Company's directors and executive officers and their ages and positions are as follows:


Name of Individual        Age   Position with Company
------------------        ---   ---------------------
Donald B. Brounstein      46    President, Chief Executive Officer and Director
Kenneth S. Hollander      32    Chief Financial Officer
Jack L. Rivkin            57    Director
John F. Sasen, Sr.        55    Director
Elizabeth E. Tallett      49    Director
Udi Toledano              47    Director


     Donald B. Brounstein has served as President and Chief Executive Officer of the Company since its inception. In 1978, Mr. Brounstein founded Lee Surgical Co., Inc. ("Lee Surgical"), a company which specialized in sales and service of medical supplies and equipment to physicians throughout New Jersey and New York. He was Chief Executive Officer of Lee Surgical until February 1994 when Lee Surgical was acquired by PSS. Mr. Brounstein served as General Manager of PSS until January 1995. In 1989, Mr. Brounstein serves as Chairman of the Board of Directors of Hi-Tec Financial Inc., a medical equipment leasing company. Mr. Brounstein devotes all of his business time to the Company's affairs.

     Kenneth S. Hollander has been Chief Financial Officer of the Company since June 1996. From 1989 to May 31, 1996, Mr. Hollander was Controller of Sidmak Laboratories, Inc., a company engaged in the generic pharmaceutical industry. From 1987 to 1989, Mr. Hollander was employed by the accounting firm of Arthur Andersen & Co. Mr. Hollander serves as Treasurer of the Board of Trustees of The Richmond Fellowship, a private, non-profit, psychiatric transitional residence.

     Jack L. Rivkin has been a director of the Company since May 1996. Mr. Rivkin has been a Senior Vice President of Travelers Group Inc., the parent company of TIC, and Smith Barney Inc., since January 1, 1996. He is currently responsible for the management of venture capital and public equity partnerships for several insurance subsidiaries of Travelers Group Inc. He also is a director and member of the Investment Committee of Greenwich Street Capital Partners, Inc., a merchant banking fund affiliated with Travelers Group Inc. From May 1993 to October 1995, he was Vice Chairman and Director of Global Research at Smith Barney Inc. From August 1992 to May 1993, he was an independent consultant. From 1990 to August 1992, Mr. Rivkin was Director of the Equities Division and Director of Research of Lehman Brothers. From 1987 to 1990, he was Director of Research at Shearson Lehman Brothers. From 1984 to 1987, Mr. Rivkin was President of PaineWebber Capital, Inc., the merchant banking arm of PaineWebber Group, and Chairman of Mitchell Hutchins Asset Management. He is the co-author of a book on the venture capital industry, "Risk and Reward, Venture Capital and the Making of America's Great Industries," published by Random House. He also is a guest lecturer on venture capital at Columbia University.

     John F. Sasen, Sr. has been a director of the Company since May 1996. Mr. Sasen has been Chief Executive Officer of PSS since March 1997 and President of PSS since August 1995, Chief Operating Officer of PSS since December 1993 and a director of PSS since July 1993. Mr. Sasen also was Executive Vice President of PSS from August 1993 to August 1995. From August 1990 to December 1992, he was Vice President--Sales and Marketing of PSS, and from January 1993 to July 1993 he was Regional Vice President of PSS. Prior to joining PSS, Mr. Sasen was Vice President--Sales, Marketing and Distributor Relations of Becton, Dickinson & Co., a manufacturer of health care products. Mr. Sasen was employed by Becton, Dickinson & Co. for over 20 years.

     Elizabeth E. Tallett has been a director of the Company since March 1998. Ms. Tallett is President and Chief Executive Officer of Dioscor Inc., a biotechnology management company, and is currently also President and Chief Executive Officer of Ellard Pharmaceuticals Inc., a pharmaceutical business involved in the anti-ulcer field. Ms. Tallett was President and Chief Executive Officer of Transcell Technologies Inc. from 1992 to 1996, President of Centocor Pharmaceuticals, where she worked from 1987 to 1992, Director of Marketing Operations and member of the Parke-Davis Executive Committee from 1984 to 1987, and Director of Worldwide Strategic Planning for Warner-Lambert Company, where she worked from 1973 to 1987.

Ms. Tallett also serves on the Board of Directors of Principal Life Insurance Company, Varian Associates Inc., Prosperity New Jersey Inc., a not-for-profit corporation, and is a founding member of the Biotechnology Council of New Jersey.

     Udi Toledano has been a director of the Company since May 1996. Mr. Toledano has been the President of Andromeda Enterprises, Inc., a private investment company, since December 1993. Prior to that, he was the President of CR Capital Inc., a private investment company, for more than five years. He has also been an advisor to various public and private corporations, none of which is affiliated with or competes with the Company. Mr. Toledano is a director and Chairman of the Board of Alyn Corporation, a producer of advanced materials, and is a director of Global Pharmaceutical Corporation, a generic pharmaceuticals manufacturer; Universal Stainless & Alloy Products, Inc., a specialty steel producer; each of which is a public company.

     The directors serve until the next annual meeting of stockholders and until their respective successors are elected and qualified. Officers serve at the discretion of the Board of Directors.

Compliance with Section 16(a) of the Exchange Act

     Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's officers, directors and persons who beneficially own more than ten percent of a registered class of the Company's equity securities ("ten-percent stockholders") to file reports of ownership and changes in ownership with the Securities and Exchange Commission and The Nasdaq Stock Market, Inc. Officers, directors and ten-percent stockholders also are required to furnish the Company with copies of all Section 16(a) forms they file. Based on its review of the copies of such forms furnished to it, and written representations that no other reports were required, the Company believes that during the Company's fiscal year ended December 31, 1997, all of its officers, directors and ten-percent stockholders complied with the Section 16(a) reporting requirements.

Item 10. EXECUTIVE COMPENSATION.

Summary of Cash and Certain Other Compensation

     The following table shows compensation paid by the Company to certain of its executive officers for the fiscal years ended December 31, 1997 and 1996.

                           SUMMARY COMPENSATION TABLE

Name and Principal
    Position                Year     Salary ($)       Bonus ($)        Compensation ($)      Options (#)
------------------          ----     ----------       ---------        ----------------      -----------
Donald B. Brounstein,       1997      $152,574          $14,980               $12,726 (1)          0
President and Chief         1996      $145,000          $     0               $ 7,380 (2)     37,500
Executive Officer

Kenneth S. Hollander,       1997       $94,414          $17,325               $11,139 (3)          0
Chief Financial Officer


(1) Represents an automobile allowance of $7,950 and a retirement plan contribution in the amount of $4,776.

(2)  Represents an automobile allowance.

(3) Represents an automobile allowance of $7,950 and a retirement plan contribution in the amount of $3,189.


                        AGGREGATE YEAR-END OPTION VALUES
                               (December 31, 1997)

                         Number of unexercised options at fiscal     Value of unexercisable in-the-money
                                         year-end                        options at fiscal year-end
                         ---------------------------------------     -----------------------------------
         Name               Exercisable            Unexercisable         Exercisable      Unexercisable
--------------------     -----------------         -------------      ----------------    ---------------
Donald B. Brounstein           37,000                      0               $118,875            $     0
Kenneth S. Hollander           27,250                 29,000               $ 75,663            $72,500

Employment Agreements

     The Company has an employment agreement with Donald B. Brounstein, dated January 1, 1996 and expiring January 1, 1999, pursuant to which Mr. Brounstein serves as the Company's President and Chief Executive Officer. Mr. Brounstein's employment agreement provides for a base annual salary of $145,000 with annual cost of living increases and a customary benefits package. The agreement has a term of three years, with automatic one-year extensions thereafter unless either party gives notice of termination. Mr. Brounstein's employment agreement prohibits him from competing with the Company for one year following his termination of employment with the Company and disclosing confidential information or trade secrets in any unauthorized manner. The Company has purchased a key person insurance policy on the life of Mr. Brounstein in the amount of $1,000,000.

     The Corporation has an employment agreement with Kenneth S. Hollander, dated June 3, 1996, pursuant to which Mr. Hollander serves as the Company's Chief Financial Officer. Mr. Hollander's employment agreement provides for a base annual salary of $90,000 with annual cost of living increases and a customary benefits package. The agreement has no definite term and is terminable at will by Mr. Hollander. The agreement prohibits Mr. Hollander from competing with the Company for one year following termination of his employment with the Company and disclosing confidential information of trade secrets in any unauthorized manner.

Stock Options

     1996 Plan. The Company's 1996 Stock Incentive Plan ("1996 Plan") was adopted by the Company's Board of Directors in June 1996 for the purpose of securing for the Company and its stockholders the benefits arising from the ownership of restricted shares of Common Stock ("Restricted Stock"), stock appreciation rights ("SARs") and options to purchase Common Stock ("Options") by directors who are not employees ("Eligible Directors") (Messrs. Elbaum, Rivkin, Sasen and Toledano are currently Eligible Directors), officers, other key employees and consultants ("Key Employees") of the Company (and any subsidiary companies) who are expected to contribute to the Company's future growth and success. No shares of Restricted Stock or SARs have been granted under the 1996 Plan. Options for 296,200 shares have been issued under the 1996 Plan as of March 23, 1998. No award may be granted under the 1996 Plan after June 2006.

     Under the 1996 Plan, the maximum number of shares with respect to which Options or SARs may be granted or which may be awarded as restricted stock is 700,000 shares of Common Stock. The Company may in its sole discretion grant shares of Restricted Stock, SARs and Options to Key Employees and shall grant Options to the Company's Eligible Directors subject to specified terms and conditions and in accordance with a specified formula ("Formula") as discussed below. The 1996 Plan is administered by the Board of Directors, which, subject to the terms of the 1996 Plan, determines the Key Employees who will receive grants of Options, SARs or Restricted Stock, the number of shares of Common Stock subject to each Option or SAR or awarded as Restricted Stock, the grant date, the expiration date, and other terms and conditions.

     Under the Formula, each Eligible Director was granted in June 1996 Options to purchase 15,000 shares of Common Stock at an exercise price equal to the initial public offering price per share, all of which vested immediately upon grant ("Initial Director Options"). On the first business day following the Annual Meeting, and thereafter on the first business day following each successive annual meeting of stockholders, so long as Options remain available to grant to Eligible Directors, each person who is elected as a director after that meeting and is an Eligible Director, and each person who continues to serve as a director after that meeting and is an Eligible Director, shall be granted 10,000 Options ("Director Options") in recognition of service as a director, subject to vesting, for the year ending on the day prior to the next annual meeting of stockholders of the Company to elect directors. Director Options expire ten years from the date of grant and vest as follows (except for the Initial Director Options, which vest immediately upon grant): 33 1/3% upon the grant of such Options, 66 2/3% one year after the date of grant and 100% two years after the date of grant, in each case assuming the recipient continuously serves as a director during that time.

     Other Options. The Company has issued options outside of the 1996 Plan to certain officers, directors, employees and consultants to purchase a total of 157,500 shares of Common Stock. Options for 131,250 shares were granted on February 9, 1996 and have a five-year term and an exercise price of $5.33 per share. All of such options were fully vested on the date of grant. Options for 11,250 shares were granted as of June 3, 1996, have an exercise price of $5.33 per share and vested in full on April 30, 1997. Options for 15,000 shares were granted on March 13, 1998, have a ten year term and an exercise price of $8.44 per share and were vested in full on the date of grant.

     Five former directors of the Company each were granted 1,500 options outside the 1996 Plan in September 1996 in replacement of options granted under the Company's former Nonemployee Director Stock Incentive Plan which expired as a consequence of such directors' resignation from the Board in connection with the Company's initial public offering.

Director Compensation

     Non-employee members of the Board of Directors are paid $500 (plus reasonable expenses) for each attended meeting of the Board of Directors or committee thereof. Non-employee members of the Board of Directors of the Company also are eligible for the grant of Options under the 1996 Plan which currently provides for each Eligible Director (currently Messrs. Rivkin, Sasen and Toledano and Ms. Tallett) to receive the Director Options. Mr. Rivkin is a nominee of TIC. Mr. Rivkin has waived the $500 fee for attendance at meetings of the Board of Directors or committees thereof and the Initial Director Options and the 1997 Director Options. In lieu thereof, the Board of Directors in June 1996 granted TIC options outside the 1996 Plan to purchase 15,000 shares of Common Stock at an exercise price equal to the initial public offering price and in June 1997 granted TIC options outside the 1996 Plan to purchase 10,000 shares. The Board granted 15,000 options outside the 1996 Plan to Elizabeth E. Tallett in March 1998 in connection with her election as a director of the Company. All of such options have a ten year term, an exercise price of $8.44 per share and were vested in full on the date of grant.

Item 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table sets forth certain information regarding beneficial ownership of the Company's Common Stock as of March 23, 1998 by (i) each stockholder known by the Company to be the beneficial owner of 5% or more of the outstanding Common Stock, (ii) each of the Company's directors, (iii) each executive officer listed in the tables in Item 10 and (iv) all directors and executive officers of the Company as a group. Except as otherwise indicated, the Company believes that the beneficial owners of the Common Stock listed below, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable. Shares of Common Stock issuable upon exercise of options and warrants that are currently exercisable or exercisable within 60 days of March 23, 1998 have been included in the table.

                                                            Number of Shares of Common            Percentage
Name and Address                                             Stock Beneficially Owned         Beneficially Owned
----------------                                            --------------------------        ------------------
Donald B. Brounstein(1)..............................               914,000(2)                      11.6%


Kenneth S. Hollander(1)(3)..........................                 34,750(3)                        *

Jack L. Rivkin
   388 Greenwich Street
   New York, NY 10013................................                     0                           *

John F. Sasen, Sr.
   7800 Belfort Parkway, Suite 250
   Jacksonville, FL 32256............................               210,834(4)                       2.7%

Elizabeth E. Tallett
   48 Federal Twist Road
   Stockton, NJ 08559................................                15,000(5)                        *

Udi Toledano
   545 Madison Avenue, Suite 800
   New York, NY 10022................................               174,370(6)                       2.2%
Travelers Group Inc.
   388 Greenwich Street
   New York, NY 10013................................             2,123,854(7)                      25.9%

Scantek Medical, Inc.
   26 Merry Lane
   East Hanover, NJ 07936............................             1,015,088(8)                      13.0%

OppenheimerFunds, Inc.
   Two World Trade Center
   New York, NY 10048................................               700,500                          9.0%

All directors and executive officers as a group
   (6 persons)(2)(3)(4)(5)(6)(9).....................             1,348,954                         16.6%

 *       Less than 1%.

(1)  c/o HumaScan Inc., 125 Moen Avenue, Cranford, New Jersey 07016.

(2) Includes an aggregate of 17,000 shares of Common Stock held by Mr. Brounstein's wife and son and 72,000 shares issuable upon exercise of immediately exercisable options and warrants held by Mr. Brounstein.

(3) Includes 34,250 shares of Common Stock issuable upon exercise of immediately exercisable options held by Mr. Hollander. Does not include 22,000 shares issuable upon exercise of options held by Mr. Hollander that are not currently exercisable.

(4) Includes 18,334 shares of Common Stock issuable upon exercise of immediately exercisable options held by Mr. Sasen. Also includes 56,250 shares held by Physician Sales & Service, Inc. ("PSS") and 136,250 shares issuable upon exercise of immediately exercisable warrants held by PSS. Does not include 6,666 shares issuable upon exercise of options held by Mr. Sasen that are not currently exercisable. Mr. Sasen disclaims beneficial ownership of the securities held by PSS.

(5) Includes 15,000 shares of Common Stock issuable upon exercise of immediately exercisable options and warrants.

(6) Includes 42,018 shares issuable upon exercise of immediately exercisable options and warrants held by Mr. Toledano. Also includes 50,000 shares of Common Stock held by Mr. Toledano's wife and 50,477 shares issuable upon exercise of immediately exercisable warrants held by Mr. Toledano's wife and a certain trust for the benefit of their minor children ("Toledano Trust"). Does not include 6,666 shares issuable upon exercise of options held by Mr. Toledano that are not currently exercisable. Mr. Toledano disclaims beneficial ownership of all of the securities held by members of his family other than his wife and the Toledano Trust.

(7) Includes 1,440,000 shares of Common Stock held by Travelers Insurance Company ("TIC"), 333,156 shares issuable upon exercise of immediately exercisable options and warrants held by TIC, 219,875 shares held by Smith Barney Worldwide Special Fund, N.V. ("Smith Barney Fund"), 44,135 shares issuable upon exercise of immediately exercisable warrants held by Smith Barney Fund, 41,125 shares held by Smith Barney Worldwide Securities, Ltd. ("Smith Barney Securities"), 8,063 shares issuable upon exercise of immediately exercisable warrants held by Smith Barney Securities and 37,500 shares issuable upon exercise of immediately exercisable warrants held by Smith Barney Inc. Does not include 6,666 shares issuable upon exercise of options held by TIC that are not currently exercisable. Smith Barney Inc. and TIC are both subsidiaries of Travelers Group Inc., and Smith Barney Securities and Smith Barney Fund are investment funds domiciled outside the United States for which Smith Barney Inc. acts as sponsor and adviser. None of Travelers Group Inc., TIC, Smith Barney Inc. or their respective affiliates has assumed or has any responsibility for the management, business or operations of the Company or for the statements contained in this Proxy Statement (other than the limited information regarding the stock ownership of such entities under the caption "Principal Stockholders").

(8) Includes 5,625 shares of Common Stock issuable upon exercise of immediately exercisable warrants held by Scantek Medical, Inc. ("Scantek"), 213,750 shares of Common Stock owned by Zsigmond L. Sagi ("Dr. Sagi"), the Chairman of the Board and a principal stockholder of Scantek, 750 shares issuable upon exercise of immediately exercisable options owned by Dr. Sagi and 15,900 shares held by Patricia B. Furness, Vice President and a stockholder of Scantek. Does not include 750 shares issuable upon exercise of options held by Dr. Sagi that are not immediately exercisable.

(10) Includes 368,329 shares of Common Stock issuable upon exercise of immediately exercisable options and warrants held by directors and executive officers of the Company. Does not include 35,332 shares issuable upon exercise of options held by executive officers of the Company that are not immediately exercisable.


Item 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Physician Sales and Service, Inc. In February 1996, the Company entered into an exclusive supply and distribution agreement (as amended, "Distribution Agreement") with PSS. Pursuant to the Distribution Agreement, PSS purchased an aggregate of 56,250 shares of Common Stock and warrants to purchase an additional 11,250 shares of Common Stock at $2.93 per share and was issued warrants to purchase 125,000 shares of Common Stock at $4.00 per share. John F. Sasen, Sr., President and Chief Executive Officer of PSS, is a director of the Company. See "Business - Marketing and Distribution."

     Scantek Medical, Inc. In October 1995, the Company and Scantek entered into a license agreement ("License Agreement") pursuant to which Scantek granted the Company an exclusive license to manufacture and sell the BreastAlert device in the United States and Canada. Contemporaneously with the execution of the License Agreement, the Company issued to Scantek 675,000 shares of Common Stock. Scantek received an additional 329,063 shares of Common Stock upon the closing of a private placement in May 1996 ("May 1996 Private Placement") in exchange for the termination of its right, pursuant to the License Agreement, to maintain a specified ownership interest in the Company. See "Business - License Agreement."

     Zigmed, Inc. In January 1995, the Company and Zigmed entered into an agreement for the turnkey construction of the Production Line at a fixed price of $1,750,680. $1,330,230 of such amount has been paid to Zigmed as of the date of this report. In October 1997 the Company assumed responsibility for completion of the Production Line and since then no payments have been remitted to Zigmed. The president of Zigmed, Zsigmond L. Sagi, is the son of Zsigmond G. Sagi, the President of Scantek.

     Donald B. Brounstein. During 1995, Donald B. Brounstein, the Company's President, Chief Executive Officer and a director, loaned the Company an aggregate of $125,000 on an interest-free basis ("1995 Loans"). Mr. Brounstein received no consideration for the 1995 Loans. Mr. Brounstein also purchased $40,000 principal amount of 10% promissory notes from the Company ("March 1996 Bridge Notes") in connection with a private placement of notes and warrants to purchase Common Stock effected by the Company in March 1996. In connection with the May 1996 Private Placement, Mr. Brounstein applied such $40,000 principal amount of March 1996 Bridge Notes and $34,000 of the 1995 Loans to the initial purchase price for two Units, each consisting of 37,500 shares of Series A Preferred Stock (which converted automatically on a one-for-one basis into Common Stock upon consummation of the Company's initial public offering in August 1996) and warrants to purchase 7,500 shares of Common Stock for $2.93 per share. The remaining $91,000 of the 1995 Loans, plus accrued interest of $711 on Mr. Brounstein's March 1996 Bridge Notes, was repaid to Mr. Brounstein from the proceeds of the May 1996 Private Placement.

     Travelers Group Inc. In connection with the May 1996 Private Placement, the Company issued warrants to purchase 37,500 shares of Common Stock for $2.93 per share to Smith Barney Inc., a subsidiary of Travelers Group Inc.

     Udi Toledano. In connection with the May 1996 Private Placement, the Company issued warrants to purchase an aggregate of 80,625 shares of Common Stock to Udi Toledano, a director of the Company, and members of his family ("Toledano Warrants"). Pursuant to their terms, in 1997 the number of shares for which Toledano Warrants could be exercised was reduced to 26,250 shares. The Toledano Warrants are exercisable at a price of $2.93 per share. Toledano Warrants to purchase 5,860 shares have been exercised.

     The Company believes that the terms of each of the foregoing transactions were at least as favorable to the Company as could have been obtained from third parties in arms' length transactions. In connection with the Company's initial public offering, the Company adopted a policy whereby all future transactions between the Company and its officers, directors, principal stockholders or affiliates will be approved by a majority of the Board of Directors, including a majority of the independent and disinterested members of the Board of Directors or, if required by law, a majority of disinterested stockholders, and will be on terms no less favorable to the Company than could be obtained in arm's length transactions from unaffiliated third parties.

Item 13.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)  Exhibits

                                                                           Incorporated by
   Exhibit                                                                 Reference from        No. in
   Number                            Description                              Document          Document
   ------                            -----------                           ---------------      --------
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

    10.9      Employment Agreement between the Company and Kenneth S.            A               10.10
              Hollander, dated as of June 3, 1996

   10.10      1996 Stock Incentive Plan                                          A               10.11

   10.11      Financial Services Agreement, dated as of November 16,             A               10.13
              1995, between the Company and Burnham Securities Inc.,
              as amended

   10.12      Lease, dated June 11, 1996, between the Moen                       A               10.14
              Organization, Inc. and the Company



   10.15      Form of Indemnification Agreement between the Company              B               10.15
              and its Executive Officers and Directors

    23.1      Consent of KPMG Peat Marwick LLP, independent accountants
                                                                                 *

    27.1      Financial Data Schedule                                            *

    27.2      Restated Financial Date Schedule for Year Ended December
              31, 1996

-------------------



A. Issuer's Form SB-2 Registration Statement (No. 333-6607), declared effective August 9, 1996.

B.   Issuer's Annual Report on Form 10-KSB for the year ended December 31, 1996.

*    Filed herewith

(b)  Reports on Form 8-K.

     None.

                                    Signature


In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        HUMASCAN INC.

Dated:  March 27, 1998              By: /s/ DONALD B. BROUNSTEIN
                                        ----------------------------------------
                                        Donald B. Brounstein, President and
                                        Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated:  March 27, 1998              By: /s/ DONALD B. BROUNSTEIN
                                        ----------------------------------------
                                        Donald B. Brounstein, President and
                                        Chief Executive Officer


Dated:  March 27, 1998                  /s/  KENNETH S. HOLLANDER
                                        ----------------------------------------
                                        Kenneth S. Hollander, Chief Financial
                                        Officer (Principal Financial Officer and
                                        Principal Accounting Officer)


Dated:  March 27, 1998                  /s/  JACK L. RIVKIN
                                        ----------------------------------------
                                        Jack L. Rivkin, Director


Dated:  March 27, 1998                  /s/  JOHN F. SASEN, SR.
                                        ----------------------------------------
                                        John F. Sasen, Sr., Director


Dated:  March 27, 1998                  /s/  UDI TOLEDANO
                                        ----------------------------------------
                                        Udi Toledano, Director


Dated:  March 27, 1998
                                        ----------------------------------------
                                        Elizabeth E. Tallett, Director

                                  EXHIBIT INDEX

                                                                         Incorporated by
  Exhibit                                                                 Reference from        No. in
  Number                         Description                                 Document          Document
  ------                         -----------                             ---------------       --------
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

    10.9      Employment Agreement between the Company and Kenneth S.            A               10.10
              Hollander, dated as of June 3, 1996

   10.10      1996 Stock Incentive Plan                                          A               10.11

   10.11      Financial Services Agreement, dated as of November 16,             A               10.13
              1995, between the Company and Burnham Securities Inc.,
              as amended

   10.12      Lease, dated June 11, 1996, between the Moen                       A               10.14
              Organization, Inc. and the Company

   10.15      Form of Indemnification Agreement between the Company              B               10.15
              and its Executive Officers and Directors


    23.1      Consent of KPMG Peat Marwick LLP, independent accountants          *

    27.1      Financial Data Schedule                                            *

    27.2      Restated Financial Data Schedule for Year Ended December
              31, 1996                                                           *


----------

A. Issuer's Form SB-2 Registration Statement (No. 333-6607), declared effective August 9, 1996.

B.   Issuer's Annual Report on Form 10-KSB for the Year Ended December 31, 1996.

*    Filed herewith.