Form 10-Q
period 1998-03-31
HUMASCAN INC
filed 1998-05-14
CIK 1015194

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                        --------------------------------

                                    FORM 10-Q

  X   QUARTERLY REPORT PURSUANT TO UNDER SECTION 13 OR 15(d) OF THE SECURITIES
----- EXCHANGE ACT OF 1934, FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998

      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ----- EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD
      FROM _______________ TO  ______________.


                         Commission File Number 0-21015
                                                -------


                                  HUMASCAN INC.
        -----------------------------------------------------------------
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


                                 (908) 709-3434
                ------------------------------------------------
                (Issuer's telephone number, including area code)


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


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of May 13, 1998, Issuer had outstanding 7,783,646 shares of common stock, par value $.01 per share.

                                  HumaScan Inc.
                        (A Development Stage Enterprise)
                             Condensed Balance Sheet
                      March 31, 1998 and December 31, 1997

                                                                     3/31/98          12/31/97
                                                                  -----------       -----------
                                                                  (Unaudited)
Assets

Current Assets:
  Cash and cash equivalents                                       $   159,932         1,443,839
  Investments                                                       5,633,921         6,443,559
  Accounts Receivable                                                   5,260             8,396
  Inventory                                                           654,603           337,754
  Prepaid expenses                                                    114,094            63,829
                                                                  -----------       -----------
    Total current assets                                            6,567,810         8,297,377
  Property, plant and equipment, net                                2,260,657         2,282,873
  Other assets                                                        313,367           132,780
                                                                  -----------       -----------
    Total assets                                                  $ 9,141,834        10,713,030
                                                                  ===========       ===========

Liabilities and Stockholders' Equity

Current Liabilities:
  Accounts payable                                                    401,788           355,245
  Accrued expenses                                                  1,280,529         1,305,553
  Obligations under capital lease                                       9,912             9,563
                                                                  -----------       -----------
    Total current liabilities                                       1,692,229         1,670,361

Obligations under capital lease, noncurrent portion                    23,482            26,094

Stockholders' Equity:
Common Stock, $0.01 par value, 25,000,000 shares authorized;
  in 1998, 7,783,094 shares issued and outstanding; in 1997,
  7,738,313 shares issued and outstanding                              77,831            77,384
Additional paid-in capital                                         15,095,730        14,932,869
Deficit accumulated during the development stage                   (7,747,438)       (5,993,678)
                                                                  -----------       -----------
  Total stockholders' equity                                        7,426,123         9,016,575
                                                                  -----------       -----------
  Total liabilities and stockholders' equity                      $ 9,141,834       $10,713,030
                                                                  ===========       ===========

       See accompanying notes to unaudited condensed financial statements.

                                  HumaScan Inc.
                        (A Development Stage Enterprise)
                       Condensed Statements of Operations

               For the Three Months Ended March 31, 1998 and 1997
 and for the period from December 27, 1994 (date of inception) to March 31, 1998


                                   (UNAUDITED)
                                                                                   For the Period
                                                   Three Months Ended              from 12/27/94
                                             -----------------------------      (date of inception)
                                                3/31/98           3/31/97            to 3/31/98
                                             -----------         ---------      -------------------
Net sales                                    $    62,914         $       0         $    70,494

Operating Expenses:
  Product and facility costs                     467,984           178,324           1,738,903
  Sales and marketing expenses                   825,949           155,851           2,374,830
  General and administrative expenses            430,280           295,060           3,077,236
  Clinical development expenses                  166,356           132,971           1,149,972
  Interest expense                                 1,262             1,663             384,847
                                             -----------         ---------         -----------
                                               1,891,831           763,869           8,725,788
                                             -----------         ---------         -----------
Income from operations                        (1,828,917)         (763,869)         (8,655,294)

Interest income                                   75,157           160,224             907,856
                                             -----------         ---------         -----------
Net loss                                     $(1,753,760)        $(603,645)        $(7,747,438)
                                             ===========         =========         ===========
Net loss per common share                         ($0.23)           ($0.08)             ($1.22)
                                             ===========         =========         ===========
Shares used in computing
  net loss per share                           7,760,980         7,720,313           6,355,359
                                             ===========         =========         ===========

       See accompanying notes to unaudited condensed financial statements.

                                  HumaScan Inc.
                        (A Development Stage Enterprise)
                       Condensed Statements of Cash Flows

               For the three months ended March 31, 1998 and 1997
          and for the period from December 27, 1994 (date of inception)
                                to March 31, 1998

                                   (UNAUDITED)

                                                                                       Three months                Period from
                                                                                    ended December 31,          December 27, 1994
                                                                              -----------------------------    (date of inception)
                                                                                  1998              1997        to March 31, 1998
                                                                              -----------       -----------    -------------------
Cash flows from operating activities:
  Net loss                                                                    $(1,753,760)      $ (603,645)       $(7,747,438)
  Adjustments to reconcile net loss to net cash used in
   operating activities:
    Noncash miscellaneous expenses                                                     --               --             17,000
    Issuance of stock options to non-employees                                         --               --             50,317
    Noncash interest expense                                                           --               --            343,485
    Depreciation expense                                                           94,396           24,062            261,497
  Changes in operating assets and liabilities:
    Increase in inventory                                                        (316,849)              --           (654,603)
    Increase in other assets                                                     (180,587)         (26,227)          (313,367)
    Increase in prepaid expenses                                                  (50,265)          (4,843)          (114,094)
    Decrease (increase) in accounts receivable                                      3,136               --             (5,260)
    Increase (decrease) in accounts payable                                        46,543         (110,380)           401,788
    (Decrease) increase in accrued expenses                                       (25,024)         (45,288)           220,529
                                                                              -----------       ----------        -----------
      Net cash used in operating activities                                    (2,182,410)        (766,321)        (7,540,146)
                                                                              -----------       ----------        -----------

Cash flows from investing activities:
  Purchase of property, plant and equipment                                       (72,180)        (130,215)        (2,472,165)
  Payments for production line                                                         --           (6,452)                --
  Payments in connection with license agreement                                        --               --           (550,000)
  Sale (purchases) of investments                                                 809,638          (83,978)        (5,633,921)
                                                                              -----------       ----------        -----------
    Net cash provided by (used in) investing activities                           737,458         (220,645)        (8,656,086)
                                                                              -----------       ----------        -----------

Cash flows from financing activities:
  Proceeds from issuance of common stock                                               --               --            208,600
  Proceeds from issuance of common stock in connection with
    exercise of employee options                                                  163,308               --            271,308
  Proceeds from officer loan                                                           --               --            125,000
  Payments on officer loan                                                             --               --            (91,000)
  Proceeds from borrowings of notes payable                                            --               --            810,000
  Principal payments on obligation under capital lease                             (2,263)          (1,961)           (16,595)
  Proceeds from initial public offering                                                --               --         14,001,418
  Proceeds from private placement                                                      --               --          1,047,433
                                                                              -----------       ----------        -----------
    Net cash provided by (used in) financing activities                           161,045           (1,961)        16,356,164
                                                                              -----------       ----------        -----------

Net (decrease) increase in cash and cash equivalents                           (1,283,907)        (988,927)           159,932
Cash and cash equivalents, beginning of period                                  1,443,839        6,413,062                 --
                                                                              -----------       ----------        -----------
Cash and cash equivalents, end of period                                      $   159,932       $5,424,135        $   159,932
                                                                              ===========       ==========        ===========
Supplemental disclosure of noncash transactions:
  Amounts due in connection with license agreement                                              $1,050,000        $ 1,050,000
                                                                                                ==========        ===========
  Dollar value of common stock issued in connection with license agreement                      $    3,291        $     3,291
                                                                                                ==========        ===========
  Dollar value of equipment acquired under capital lease                                        $   49,989        $    49,989
                                                                                                ==========        ===========
  Conversion of notes payable to preferred stock                                                $  810,000        $   810,000
                                                                                                ==========        ===========
  Conversion of officer loan to preferred stock                                                 $   34,000        $    34,000
                                                                                                ==========        ===========

     See accompanying notes to unaudited condensed financial statements.

                         PART I - FINANCIAL INFORMATION

ITEM 1.  Financial Statements

The accompanying unaudited financial statements of HumaScan Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and rule 10-01 of Regulation S-X. All adjustments which, in the opinion of management, are necessary for a fair presentation of the financial condition and results operations have been included. Operating results for the three month period ended March 31, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998.

These interim consolidated financial statements should be read in conjunction with the Company's latest Annual Report on Form 10-KSB for the year ended December 31, 1997.

                                  HUMASCAN INC.
                        (A Development Stage Enterprise)

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                             March 31, 1998 and 1997

                                   (UNAUDITED)

(1) Basis of Presentation

The unaudited condensed financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and in accordance with generally accepted accounting principles. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These unaudited financial statements should be read in conjunction with the 1997 financial statements and notes thereto included in the Company's annual report on Form 10-KSB.

In the opinion of the Company's management, the accompanying unaudited condensed financial statements have been prepared on a basis substantially consistent with the audited financial statements and contain adjustments, all of which are of a normal recurring nature, necessary to present fairly its financial position as of March 31, 1998 and its results of operations and cash flows for the three months ended March 31, 1998 and 1997 and for the period December 27, 1994 (date of inception) to March 31, 1998. Interim results are not necessarily indicative of results for the full fiscal year.

Net loss per share was calculated by dividing the net loss by the weighted average number of common shares outstanding for the period adjusted for the dilutive effect of common stock equivalents which consist of stock options and warrants using the treasury stock method.

(2) Net Loss Per Share

Basic loss per share is determined based on the weighted average number of common shares assumed to be outstanding during each period. Dilutive loss per share is the same as basic loss per share as all common share equivalents are excluded from the calculation as their effect is anti-dilutive. The weighted average number of common shares assumed to be outstanding for the three month periods ended March 31, 1998 and 1997 is 7,760,980 and 7,720,313, respectively.

(3) Inventory

Inventory consists of the following:

                                                         1998          1997
                                                         ----          ----

            Raw Materials                            $588,058            --
            Work-in-process                            10,000            --
            Finished Goods                             56,545            --
                                                     --------          ----
                                                     $654,603            --

(4) Stock Options

On March 13, 1998, the Company granted a director nonqualified stock options to purchase an aggregate of 15,000 shares of common stock at an exercise price of $9.094 per share. These options vest immediately and have a ten year term.

On April 28, 1998, the Company granted an officer and a consultant stock options to purchase an aggregate of 42,500 shares of common stock at an exercise price of $5.375 per share. Options for 15,000 shares vest on April 27, 1998, options for 7,500 shares vest on April 27, 1999 and options for 7,500 shares vest on April 27, 2000. The options expire five years after the date they vest. Options for 12,500 shares vest 33-1/3 percent upon grant and 33-1/3 percent each year for two years and have a ten year term.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operation


Results of Operations for the Three Month Periods Ended March 31, 1998 and 1997

Revenues

Net sales for the three month period ended March 31, 1998 were $62,914 as compared to $0 in the same period in 1997. The Company commenced shipments of its BreastAlert Differential Temperature Sensor ("BreastAlert") on December 29, 1997 to the distribution facilities of Physician Sales & Service Inc., the national distributor of BreastAlert.

Operating Expenses:

Operating expenses consist of product and facility costs, sales and marketing expenses, general and administrative expenses, clinical development expenses and interest expense. These expenses increased $1,127,962, or 148%, due to planned increases for the production ramp-up, expanded marketing for the launch of BreastAlert and for the continuing post-marketing clinical studies.

Interest Income

Interest income for the three month period ended March 31, 1998 decreased $85,067, or 53%, from the same period in 1997. This decrease is due to the Company's use of proceeds from the Company's August 1996 initial public offering to fund operations during 1996, 1997 and 1998.

Liquidity and Capital Resources

On August 19, 1996, the Company completed an initial public offering of 2,700,000 shares of its common stock at a price of $6.00 per share, which generated net proceeds to the Company of approximately $14.0 million after underwriting fees and offering expenses. At March 31, 1998, the Company had cash and cash equivalents of $159,932 and investments of $5,633,921. Cash balances in excess of those required to fund operations have been invested in interest-bearing government securities or short-term investment grade securities. The Company's working capital of $4.9 million at March 31, 1998 reflected a decrease of $1.7 million from March 31, 1997.

As of March 31, 1998, the Company had $33,394 outstanding on an obligation under a capital lease. No lines of credit were outstanding at March 31, 1998.

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

Forward-looking Statements

When used in this and in future filings by the Company with the Securities and Exchange Commission, in the Company's press releases and in oral statements made with the approval of an authorized executive officer of the Company, the words or phrases "will likely result," "plans," "will continue," "is anticipated," "estimated," "project" or "outlook" or similar expressions (including confirmations by an authorized executive officer of the Company of any such expressions made by a third party with respect to the Company) are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. This report contains a forward-looking statement regarding the effect of certain objections the FDA has raised regarding, primarily, the Company's product labeling and advertising. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, each of which speaks only as of the date made. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. These factors include the uncertain effect of governmental regulation on the Company and the other factors set forth under the caption "Risk Factors" in the Company's annual report on Form 10-KSB and other filings with the Securities and Exchange Commission. The Company has no obligation to release publicly the results of any revisions that may be made to any forward-looking statements to reflect anticipated or unanticipated events or circumstances occurring after the date of such statements.

                           Part II. OTHER INFORMATION

Item 1. Legal Proceedings

On January 9, 1998, the Company received a letter from Scantek Medical Inc. ("Scantek"), the licensor of the technology relating to the BreastAlert, alleging that the Company was in default of certain payments aggregating between $175,000 and $375,000 due to Scantek under the License Agreement. The Company paid Scantek $100,000 towards the payments Scantek claims are due without prejudice to the Company's claims that such amounts are not due and owing. Scantek agreed to extend the period for the Company to make the payments until May 15, 1998 and the parties are currently pursuing a resolution through non-binding mediation.

Item 2. Changes in Securities and Use of Proceeds

Since February 3, 1998, the Company has granted options to an officer and a consultant to purchase an aggregate of 42,500 shares of Common Stock. All of such options were granted on April 27, 1998. Options for 15,000 shares vest on April 27, 1998, options for 7,500 shares vest on April 27, 1999 and options for 7,500 shares vest on April 27, 2000. The options expire five years after the date they vest. Options for 12,500 shares vest 33-1/3 percent upon grant and 33-1/3 percent each year for two years and have a ten year term. The issuances of all of these options are claimed to be exempt from registration pursuant to
Section 4(2) of the Securities Act of 1933 as transactions by an issuer not involving a public offering.

On August 9, 1996, the Securities and Exchange Commission declared the Company's registration statement on Form SB-2, File No. 333-6607, effective, and the offering commenced on August 14, 1996. Such registration statement registered the sale at an offering price of $6.00 per share of 2,700,000 shares of common stock by the Company and the sale, pursuant to an over-allotment option granted to the underwriters, of up to an additional 405,000 shares of common stock by the Company. In addition, such registration statement registered the sale to Keane Securities Co., Inc., the managing underwriter of the offering, of common stock purchase warrants to purchase 270,000 shares of common stock at $7.80 per share during the four year period commencing August 19, 1997. On August 19, 1996, the Company sold 2,700,000 shares of the Company's common stock for an aggregate of $16,200,000. The underwriters' over-allotment of 405,000 shares was not exercised; these shares were deregistered by the post-effective amendment filed on October 25, 1996.

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

Of the approximately $14.0 million of net proceeds to the Company from the offering, $3.6 million has been spent on capital equipment and facility costs, $2.3 million on sales and marketing expenses, $1.1 million for clinical studies, $0.7 for inventory, and $2.6 for working capital. Approximately $3.7 million of the proceeds have been temporarily invested in short-term investment grade securities. Except for amounts paid to officers and directors as compensation for services in such capacities, none of the net proceeds were paid, directly or indirectly, to directors or officers of the Company or to any person owning 10% or more of any class of equity securities of the Company or to any affiliates of the Company.

Item 5. Other Events

On April 24, 1998, the Company received a "warning letter" from the Office of Compliance, Promotion and Advertising Policy Staff of the Food and Drug Administration ("FDA") in connection with certain statements made in the Company's advertising and product labeling. The FDA's letter objects principally to statements in the labeling and advertising that the FDA staff believes represent BreastAlert as a stand-alone test that is able to detect breast disease. The letter notes that BreastAlert has been cleared only for use by physicians "as an adjunct to routine physical examination including palpation, mammography and other established procedures for the detection of breast disease." The Company is in the process of revising its labeling and advertising materials and is preparing a response. The Company does not expect the FDA's objections to the Company's labeling and advertising, or the changes sought by the FDA, to have a significant effect on the Company.

Item 6. Exhibits and Reports on Form 8-K.

(a) Exhibits.

     27. Financial Data Schedule (3/31/98)

(b) Reports on Form 8-K.

     No reports on Form 8-K were filed during the quarter for which this report on Form 10-Q is filed.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         HUMASCAN INC.
                                         Registrant


May 14, 1998                             /s/ Kenneth S. Hollander
                                             -------------------------------
                                             Kenneth S. Hollander
                                             Chief Financial Officer (Principal
                                             Financial and Accounting Officer)