Form 10-Q
period 1998-06-30
HUMASCAN INC
filed 1998-08-14
CIK 1015194

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                        --------------------------------

                                    FORM 10-Q

|X| QUARTERLY REPORT PURSUANT TO UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, FOR THE QUARTERLY PERIOD ENDED JUNE 30,1998

| | TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ________ to _________.

                             Commission File Number
                             ----------------------
                                     0-21015


                                  HUMASCAN INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)



           Delaware                                             22-3345046
-------------------------------                               -------------
(State or other jurisdiction of                               (IRS Employer
incorporation or organization)                              Identification No.)

                   125 Moen Avenue, Cranford, New Jersey 07016
                 ----------------------------------------------
                    (Address of principal executive offices)

                                       (908) 709-3434
                    ----------------------------------------------------
                    (Registrant's telephone number, including area code)


                                 Not Applicable
              -----------------------------------------------------
              (Former name, former address, and former fiscal year,
                         if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes X No   .
                                      ---  ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of August 14, 1998, the issuer had outstanding 7,789,070 shares of common stock, par value $.01 per share.

                         PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements

The accompanying unaudited financial statements of HumaScan Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and rule 10-01 of Regulation S-X. All adjustments which, in the opinion of management, are necessary for a fair presentation of the financial condition and results operations have been included. Operating results for the six month period ended June 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998.

These interim consolidated financial statements should be read in conjunction with the Company's latest Annual Report on Form 10-KSB for the year ended December 31, 1997.

                                  HumaScan Inc.
                        (A Development Stage Enterprise)
                             Condensed Balance Sheet
                       June 30, 1998 and December 31, 1997



                                                                                     6/30/98        12/31/97
                                                                                  ------------    ------------
                                                                                   (Unaudited)
Assets

Current Assets:
  Cash and cash equivalents                                                       $     63,107    $  1,443,839
  Investments                                                                        2,987,375       6,443,559
  Accounts Receivable                                                                        0           8,396
  Inventory                                                                            901,777         337,754
  Prepaid expenses                                                                     214,325          63,829
                                                                                  ------------    ------------
    Total current assets                                                             4,166,584       8,297,377
  Property, plant and equipment, net                                                 2,447,186       2,282,873
  Other assets                                                                         223,111         132,780
                                                                                  ------------    ------------
    Total assets                                                                  $  6,836,881      10,713,030
                                                                                  ============    ============

Liabilities and Stockholders' Equity

Current Liabilities:
  Accounts payable                                                                     374,620         355,245
  Accrued expenses                                                                     831,575       1,305,553
  Obligations under capital lease                                                            0           9,563
                                                                                  ------------    ------------
    Total current liabilities                                                        1,206,195       1,670,361

Obligations under capital lease, noncurrent portion                                          0          26,094

Stockholders' Equity:
Common Stock, $0.01 par value, 25,000,000 shares authorized;
  in 1998, 7,789,070 shares issued and outstanding; in 1997,
  7,738,313 shares issued and outstanding                                               77,891          77,384
Additional paid-in capital                                                          15,494,286      14,932,869
Deficit accumulated during the development stage                                    (9,941,491)     (5,993,678)

  Total stockholders' equity                                                         5,630,686       9,016,575
                                                                                  ------------    ------------
  Total liabilities and stockholders' equity                                      $  6,836,881    $ 10,713,030
                                                                                  ============    ============






       See accompanying notes to unaudited condensed financial statements.

                                  HumaScan Inc.
                        (A Development Stage Enterprise)
                       Condensed Statements of Operations


                 For the Six Months Ended June 30, 1998 and 1997
 and for the period from December 27, 1994 (date of inception) to June 30, 1998


                                   (UNAUDITED)



                                                                                                        For the Period
                                              Three Months Ended             Six Months Ended           from 12/27/94
                                        ----------------------------    ---------------------------- (date of inception)
                                           6/30/98         6/30/97         6/30/98         6/30/97         to 6/30/98
                                        ------------    ------------    ------------    ------------    ------------
Net Sales                               $     57,481    $          0    $    120,395    $          0    $    127,975


Operating Expenses:
  Facility costs                             486,869         329,177         954,853         507,501       2,225,772
  Marketing expenses                         973,198         179,353       1,799,147         335,204       3,348,028
  General and administrative expenses        420,979         338,539         851,259         633,599       3,498,215
  Clinical development expenses              415,381         143,947         581,737         276,918       1,565,353
  Interest expense                             9,561           1,493          10,823           3,156         394,408
                                        ------------    ------------    ------------    ------------    ------------
                                           2,305,988         992,509       4,197,819       1,756,378      11,031,776

                                        ------------    ------------    ------------    ------------    ------------
Income from operations                    (2,248,507)       (992,509)     (4,077,424)     (1,756,378)    (10,903,801)

Interest income                               54,454         160,825         129,611         321,049         962,310
                                        ------------    ------------    ------------    ------------    ------------

Net loss                                ($ 2,194,053)   ($   831,684)   ($ 3,947,813)   ($ 1,435,329)   ($ 9,941,491)
                                        ============    ============    ============    ============    ============

Net loss per common share               ($      0.28)   ($      0.11)   ($      0.51)   ($      0.19)   ($      1.52)
                                        ============    ============    ============    ============    ============

Shares used in computing
  net loss per share                       7,786,082       7,720,313       7,763,692       7,720,313       6,556,549
                                        ============    ============    ============    ============    ============


       See accompanying notes to unaudited condensed financial statements.

                                  HumaScan Inc.
                        (A Development Stage Enterprise)
                       Condensed Statements of Cash Flows





                 For the six months ended June 30, 1998 and 1997
         and for the period from December 27, 1994 (date of inception)
                                to June 30, 1998
                                   (UNAUDITED)



                                                                                     Six months               Period from
                                                                                     ended June 30,        December 27, 1994
                                                                             ---------------------------- (date of inception)
                                                                                 1998            1997      to June 30, 1998
                                                                             ------------    ------------  ----------------
Cash flows from operating activities:
  Net loss                                                                   ($ 3,947,813)   ($ 1,435,300)   ($ 9,941,491)
  Adjustments to reconcile net losse to net cash used in
  operating activities:
    Noncash miscellaneous expenses                                                   --              --            17,000
    Issuance of stock options to non-employees                                       --              --            50,317
    Noncash interest expense                                                         --              --           343,485
    Depreciation expense                                                          196,302          52,800         363,403
  Changes in operating assets and liabilities:
    Increase in inventory                                                        (564,023)           --          (901,777)
    Increase in other assets                                                      (90,331)        (23,300)       (223,111)
    (Increase) decrease in prepaid expenses                                      (150,496)         68,800        (214,325)
    Decrease (increase) in accounts receivable                                      8,396            --                 0
    Increase (decrease) in accounts payable                                        19,375        (184,200)        374,620
    (Decrease) increase in accrued expenses                                      (273,978)        (40,300)        496,575
                                                                             ------------    ------------    ------------
      Net cash used in operating activities                                    (4,802,568)     (1,561,500)     (9,635,304)
                                                                             ------------    ------------    ------------


Cash flows from investing activities:
  Purchase of property, plant and equipment                                      (360,615)       (227,500)     (2,760,600)
  Payments for production line                                                          0         (22,900)           --
  Payments in connection with license agreement                                  (200,000)           --        (1,275,000)
  Sale (purchases) of investments                                               3,456,184        (171,000)     (2,987,375)
                                                                             ------------     -----------    ------------
    Net cash provided by (used in) investing activities                         2,895,569        (421,400)     (7,022,975)
                                                                             ------------     -----------    ------------

Cash flows from financing activities:
  Proceeds from issuance of common stock                                             --              --           208,600
  Proceeds from issuance of common stock in connection with
    exercise of employee options                                                  561,924            --           669,924
  Proceeds from officer loan                                                         --              --           125,000
  Payments on officer loan                                                           --              --           (91,000)
  Proceeds from borrowings of notes payable                                          --              --           810,000
  Principal payments on obligation under capital lease                            (35,657)         (4,000)        (49,989)
  Proceeds from initial public offering                                              --              --        14,001,418
  Proceeds from private placement                                                    --              --         1,047,433
                                                                             ------------    ------------    ------------
    Net cash provided by (used in) financing activities                           526,267          (4,000)     16,721,386
                                                                             ------------    ------------    ------------

Net (decrease) increase in cash and cash equivalents                           (1,380,732)     (1,986,900)         63,107
Cash and cash equivalents, beginning of period                                  1,443,839       6,413,062            --
                                                                             ------------    ------------    ------------
Cash and cash equivalents, end of period                                     $     63,107    $  4,426,162    $     63,107
                                                                             ============    ============    ============

Supplemental disclosure of noncash transactions:
  Amounts due in connection with license agreement                                           $  1,050,000    $  1,050,000
                                                                                             ============    ============
  Dollar value of common stock issued in connection with license agreement                   $      3,291    $      3,291
                                                                                             ============    ============
  Dollar value of equipment acquired under capital lease                                     $     49,989    $     49,989
                                                                                             ============    ============
  Conversion of notes payable to preferred stock                                             $    810,000    $    810,000
                                                                                             ============    ============
  Conversion of officer loan to preferred stock                                              $     34,000    $     34,000
                                                                                             ============    ============
  Issuance of warrants in connection with license agreement                  $    315,000
                                                                             ============
  Issuance of warrants in connection with purchase of equipment              $     23,625
                                                                             ============

       See accompanying notes to unaudited condensed financial statements.

                                  HUMASCAN INC.
                        (A Development Stage Enterprise)

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                             June 30, 1998 and 1997

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

In the opinion of the Company's management, the accompanying unaudited condensed financial statements have been prepared on a basis substantially consistent with the audited financial statements and contain adjustments, all of which are of a normal recurring nature, necessary to present fairly its financial position as of June 30, 1998 and its results of operations and cash flows for the six months ended June 30, 1998 and 1997 and for the period December 27, 1994 (date of inception) to June 30, 1998. Interim results are not necessarily indicative of results for the full fiscal year.

Net loss per share was calculated by dividing the net loss by the weighted average number of common shares outstanding for the period adjusted for the dilutive effect of common stock equivalents which consist of stock options and warrants using the treasury stock method.

(2) Net Loss Per Share

Basic loss per share is determined based on the weighted average number of common shares assumed to be outstanding during each period. Dilutive loss per share is the same as basic loss per share as all common share equivalents are excluded from the calculation as their effect is anti-dilutive. The weighted average number of common shares assumed to be outstanding for the six month periods ended June 30, 1998 and 1997 is 7,763,692 and 7,720,313, respectively.

(3) Inventory

Inventory consists of the following:

                                              1998              1997
                                              ----              ----

            Raw Materials               $   852,071        $    316,74
            Work-in-process                  10,000              9,689
            Finished Goods                   39,706             11,320
                                             ------             ------
                                        $   901,777        $   337,754

(4)  Stock Options and Warrants

On May 15, 1998, the Company agreed to issue warrants to purchase 400,000 shares and 30,000 shares of common stock at a price of $4.725 per share to Scantek Medical, Inc. ("Scantek") and Zigmed, Inc. ("Zigmed"), respectively, in connection with the settlement of certain disputes with Scantek and Zigmed. The warrants to be issued to Scantek vest as to 175,000 shares as of May 15, 1998, as to 100,000 shares on September 30, 1998, as to 75,000 shares on December 31, 1998 and as to the remaining 50,000 shares on March 31, 1999. The warrants issued to Zigmed vest in full as of May 15, 1998. All of the warrants have a five year term.

On May 19, 1998, the Company granted an officer stock options to purchase an aggregate of 50,000 shares of common stock under the Company's 1996 Stock Incentive Plan ("Plan") at an exercise price of $3.28 per share. These options vest immediately and have a ten year term.

On July 30, 1998, the Company granted options for an aggregate of 20,000 shares under the Plan to two directors, all of which have an exercise price of $1.75 per share and a ten year term. Such shares vest 33-1/3 percent upon grant and 33-1/3 percent each year for two years. Options for 10,000 shares were granted on July 30, 1998 outside the Plan to Travelers Insurance Company in lieu of options not granted under the Plan to Jack L. Rivkin, a director of the Company. Such options have an exercise price of $1.75 per share and a ten year term and vest 33-1/3 percent upon grant and 33-1/3 percent each year for two years.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operation


Results of Operations for the Six Month Periods Ended June 30, 1998 and 1997
----------------------------------------------------------------------------

Revenues
--------

Net sales for the three and six month periods ended June 30, 1998 were $57,481 and $120,395 as compared to $0 in the same periods in 1997. The Company commenced shipments of its BreastAlert Differential Temperature Sensor ("BreastAlert") on December 29, 1997 to the distribution facilities of Physician Sales & Service Inc., the national distributor of BreastAlert.

Operating Expenses:
-------------------

Operating expenses consist of product and facility costs, sales and marketing expenses, general and administrative expenses, clinical development expenses and interest expense. These expenses increased $1,313,479, or 132% and $2,441,441, or 139% for the three and six month periods ending June 30, 1998, due to planned increases for the production ramp-up, expanded marketing for the launch of BreastAlert and for the continuing post-marketing clinical studies.

Interest Income
---------------

Interest income for the three and six month period ended June 30, 1998 decreased $106,371, or 66%, and $191,438, or 60%, from the same period in 1997. This decrease is due to the Company's use of proceeds from the Company's August 1996 initial public offering to fund operations during 1996, 1997 and 1998.

Liquidity and Capital Resources
-------------------------------

On August 19, 1996, the Company completed an initial public offering of 2,700,000 shares of its common stock at a price of $6.00 per share, which generated net proceeds to the Company of approximately $14.0 million after underwriting fees and offering expenses. At June 30, 1998, the Company had cash and cash equivalents of $63,107 and investments of $2,987,375. Cash balances in excess of those required to fund operations have been invested in interest-bearing government securities or short-term investment grade securities. The Company's working capital of $3.0 million at June 30, 1998 reflected a decrease of $6.5 million from June 30, 1997.

As of June 30, 1998, no lines of credit were outstanding.

The Company anticipates, based on its currently proposed plans and assumptions relating to its operations, that its existing cash resources will be sufficient to satisfy its contemplated cash requirements through December 1998. The Company is currently exploring various financing alternatives. The Company's future liquidity and capital funding requirements will depend on numerous factors, including the following: the progress of manufacturing activities, results of clinical trials, the extent to which the BreastAlert device gains market acceptance, the costs and timing of expansion of sales and marketing and competition. If the Company's operations do not generate sufficient cash to fund continuing business activities after December 1998, the Company will need to obtain additional financing. There can be no assurances that any required additional financing can be obtained, or if obtained, will be on reasonable terms.

Forward-looking Statements
--------------------------

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

                           Part II. OTHER INFORMATION

Item 1. Legal Proceedings

On May 15, 1998, the Company and Scantek Medical, Inc. ("Scantek"), the licensor of the technology relating to the BreastAlert, entered into a settlement agreement (the "Scantek Settlement Agreement") pursuant to which the license agreement between the Company and Scantek was amended to resolve certain matters that were the subject of a mediation between the parties. Pursuant to the Scantek Settlement Agreement, the Company continues to have the exclusive rights to manufacture and distribute the BreastAlert in the United States and Canada. In addition, the original requirement for minimum royalty payments of $150,000 and $300,000, respectively, for the first two years of BreastAlert production has been eliminated, and, while the Company remains obligated to pay Scantek royalties ranging from 3% to 10% on product sold, Scantek will credit the Company for 50% of such royalties up to an aggregate of $550,000. The Scantek Settlement Agreement also amended the license agreement between the parties to reduce the Company's cash license fee payable to Scantek by $375,000 in exchange for the issuance of warrants to purchase 400,000 shares of the Company's common stock at $4.725 per share.

Also on May 15, 1998, the Company and Zigmed, Inc. ("Zigmed"), the contractor hired to construct the BreastAlert production machinery, entered into a settlement agreement (the "Zigmed Settlement Agreement") pursuant to which the construction agreement was amended to reduce the purchase price to be paid by the Company by approximately $200,000 in exchange for the issuance of warrants to purchase 30,000 shares of the Company's common stock at $4.725 per share.

Item 2. Changes in Securities and Use of Proceeds

Since April 28, 1998, the Company has granted options to an officer and directors to purchase an aggregate of 70,000 shares of Common Stock. Options for 50,000 shares were granted on May 19, 1998, vest immediately and have a ten year term. Options for 20,000 shares were granted on July 30, 1998 and vest 33-1/3 percent upon grant and 33-1/3 percent each year for two years and have a ten year term. The issuances of all of these options are claimed to be exempt from registration pursuant to Section 4(2) of the Securities Act of 1933 as transactions by an issuer not involving a public offering. Options for 10,000 shares were granted on July 30, 1998 outside the Plan to Travelers Insurance Company in lieu of options not granted under the Plan to Jack L. Rivkin, a director of the Company. Such options have an exercise price of $1.75 per share and a ten year term and vest 33-1/3 percent upon grant and 33-1/3 percent each year for two years.

On May 15, 1998, the Company agreed to issue warrants to purchase 400,000 shares and 30,000 shares of common stock at a price of $4.725 per share to Scantek and Zigmed, respectively, in connection with the Scantek Settlement Agreement and the Zigmed Settlement Agreement. The warrants to be issued to Scantek vest as to 175,000 shares as of May 15, 1998, as to 100,000 shares on September 30, 1998, as to 75,000 shares on December 31, 1998 and as to the remaining 50,000 shares on March 31, 1999. The warrants to be issued to Zigmed vest in full as of May 15, 1998. All of the warrants have a five year term. The issuances of these warrants are claimed to be exempt from registration pursuant to Section 4(2) of the Securities Act of 1933 as transactions by an issuer not involving a public offering.

On August 9, 1996, the Securities and Exchange Commission declared the Company's registration statement on Form SB-2, File No. 333-6607, effective, and the offering commenced on August 14, 1996. On August 19, 1996, the Company sold 2,700,000 shares of the Company's common stock for an aggregate of $16,200,000. Of the approximately $14.0 million of net proceeds to the Company from the offering, $4.1 million has been spent on capital equipment and facility costs, $3.3 million on sales and marketing expenses, $1.5 million for clinical studies, $0.9 for inventory, and $3.0 for working capital. Approximately $1.2 million of the proceeds have been temporarily invested in short-term investment grade securities. Except for amounts paid to officers and directors as compensation for services in such capacities, none of the net proceeds were paid, directly or indirectly, to directors or officers of the Company or to any person owning 10% or more of any class of equity securities of the Company or to any affiliates of the Company.

Item 5. Other Information

Correspondence with the Food and Drug Administration.

On June 29, 1998, the Company received a letter from the Office of Compliance, Promotion and Advertising Policy Staff of the Food and Drug Administration ("FDA") responding to correspondence from the Company relating to the warning letter received from the FDA on April 24, 1998 which raised objections to statements in the Company's labeling and advertising materials. The FDA's June 29, 1998 letter acknowledged certain corrective actions the Company had taken but objected to some of the proposed changes to the Company's labeling and advertising materials. The Company has responded to the FDA's June 29, 1998 letter and does not expect the FDA's objections to the Company's labeling and advertising, or the changes sought by the FDA, to have a significant effect on the Company.

Notice to Stockholders Regarding 1999 Annual Meeting of Stockholders.

Pursuant to Rule 14a-4 promulgated under the Securities Exchange Act of 1934, stockholders are advised that the Company's management shall be permitted to exercise discretionary voting authority under proxies it solicits and obtains for the Company's 1999 Annual Meeting of Stockholders with respect to any proposal presented by a stockholder at such meeting, without any discussion of the proposal in the Company's proxy statement for such meeting, unless the Company receives notice of such proposal at its principal office in Cranford, New Jersey no later than May 22, 1999.

Item 6. Exhibits and Reports on Form 8-K.

(a)  Exhibits.

    10.16 Settlement Agreement, dated May 15, 1998, between Scantek Medical, Inc. and the Company.

    10.17 Settlement Agreement, dated May 15, 1998, between Zigmed, Inc. and the Company.

    27.     Financial Data Schedule (6/30/98).

(b)  Reports on Form 8-K.

            No reports  on Form 8-K were filed  during  the  quarter  for which this  report on Form 10-Q is filed.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                      HUMASCAN INC.
                                      Registrant




August 14, 1998                       /s/  Kenneth S. Hollander           .
                                      -------------------------------------
                                      Kenneth S. Hollander
                                      Chief Financial Officer (Principal
                                      Financial and Accounting Officer)