Form 10-Q
period 1998-09-30
HUMASCAN INC
filed 1998-11-13
CIK 1015194

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                       ----------------------------------

                                    FORM 10-Q

         X QUARTERLY REPORT PURSUANT TO UNDER SECTION 13 OR 15(d) OF THE
        ---
         SECURITIES EXCHANGE ACT OF 1934, FOR THE QUARTERLY PERIOD ENDED
                               SEPTEMBER 30, 1998

    ___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
               FOR THE TRANSITION PERIOD FROM ________ to _______.

                             Commission File Number
                                     0-21015
                                     -------

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X   No____.
                                       ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of November 12, 1998, the issuer had outstanding 7,789,070 shares of common stock, par value $.01 per share.

                         PART I - FINANCIAL INFORMATION

ITEM 1.  Financial Statements

The accompanying unaudited financial statements of HumaScan Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. All adjustments which, in the opinion of management, are necessary for a fair presentation of the financial condition and results of operations of the Company have been included. Operating results for the nine month period ended September 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998.

These interim consolidated financial statements should be read in conjunction with the Company's latest Annual Report on Form 10-KSB for the year ended December 31, 1997.

                                  HumaScan Inc.
                        (A Development Stage Enterprise)
                             Condensed Balance Sheet
                    September 30, 1998 and December 31, 1997




                                                               9/30/98                12/31/97
                                                             -----------            ------------
                                                             (Unaudited)
Assets

Current Assets:
  Cash and cash equivalents                                  $  1,489,916           $  1,443,839
  Investments                                                           0              6,443,559
  Accounts Receivable                                                   0                  8,396
  Inventory                                                             0                337,754
  Prepaid expenses                                                162,280                 63,829
                                                             ------------           ------------
    Total current assets                                        1,652,196              8,297,377
  Property, plant and equipment, net                              469,524              2,282,873
  Other assets                                                     99,768                132,780
                                                             ------------           ------------
    Total assets                                             $  2,221,488             10,713,030
                                                             ============           ============

Liabilities and Stockholders' Equity

Current Liabilities:
  Accounts payable                                                613,013                355,245
  Accrued expenses                                                659,000              1,305,553
  Obligations under capital lease                                       0                  9,563
                                                             ------------           ------------
    Total current liabilities                                   1,272,013              1,670,361

Obligations under capital lease, noncurrent portion                     0                 26,094

Stockholders' Equity:
Common Stock, $0.01 par value, 25,000,000 shares
  authorized; in 1998, 7,789,070
  shares issued and outstanding; in 1997,
  7,738,313 shares issued and outstanding                          77,891                 77,384
Additional paid-in capital                                     15,522,380             14,932,869
Deficit accumulated during the development stage              (14,650,796)            (5,993,678)
                                                             ------------           ------------

  Total stockholders' equity                                      949,475              9,016,575
                                                             ------------           ------------

  Total liabilities and stockholders' equity                 $  2,221,488           $ 10,713,030
                                                             ============           ============


       See accompanying notes to unaudited condensed financial statements.

                                  HumaScan Inc.
                        (A Development Stage Enterprise)
                       Condensed Statements of Operations

              For the Nine Months Ended September 30, 1998 and 1997
                    and for the period from December 27, 1994
                   (date of inception) to September 30, 1998

                                   (UNAUDITED)



                                                                                                            For the Period
                                              Three Months Ended                   Nine Months               from 12/27/94
                                            ------------------------          -----------------------     (date of inception)
                                            9/30/98          9/30/97          9/30/98         9/30/97         to 9/30/98
                                            -------          -------          -------         -------     -------------------
Net Sales                                $     19,273     $          0     $    139,668     $          0     $    147,248

Operating Expenses:
  Facility costs                              445,335          358,184        1,400,188          865,685        2,671,107
  Marketing expenses                          641,186          165,994        2,440,333          501,198        3,989,214
  General and administrative expenses         457,824          379,683        1,309,083        1,013,282        3,956,039
  Clinical development expenses               347,826          221,122          929,563          498,040        1,913,179
  Special charges                           2,867,947                0        2,867,947                0        2,867,947
  Interest expense                                  0            1,419           10,823            4,575          394,408
                                         ------------     ------------     ------------     ------------     ------------
                                            4,760,118        1,126,402        8,957,937        2,882,780       15,791,894
                                         ------------     ------------     ------------     ------------     ------------
Income from operations                     (4,740,845)      (1,126,402)      (8,818,269)      (2,882,780)     (15,644,646)
                                         ------------     ------------     ------------     ------------     ------------
Interest income                                31,540          135,013          161,151          456,062          993,850
                                         ------------     ------------     ------------     ------------     ------------
Net loss                                   (4,709,305)        (991,389)      (8,657,118)      (2,426,718)     (14,650,796)
                                         ============     ============     ============     ============     ============
Net loss per common share                      ($0.60)          ($0.13)          ($1.12)          ($0.31)          ($2.24)
                                         ============     ============     ============     ============     ============
Shares used in computing
  net loss per share                        7,789,070        7,720,313        7,763,692        7,720,313        6,548,393
                                         ============     ============     ============     ============     ============


       See accompanying notes to unaudited condensed financial statements.

                                  HumaScan Inc.
                        (A Development Stage Enterprise)
                       Condensed Statements of Cash Flows

              For the nine months ended September 30, 1998 and 1997
          and for the period from December 27, 1994 (date of inception)
                              to September 30, 1998
                                   (UNAUDITED)



                                                                            Nine months ended              Period from
                                                                              September 30,              December 27, 1994
                                                                         -----------------------        (date of inception)
                                                                         1998               1997        to September 30, 1998
                                                                         ----               ----        ---------------------
Cash flows from operating activities:
  Net loss                                                           ($ 8,657,118)      ($ 2,426,700)      ($14,650,796)
  Adjustments to reconcile net loss to net cash used in
  operating activities:
    Noncash miscellaneous expenses                                            --                 --              17,000
    Issuance of stock options to non-employees                                --                 --              78,410
    Noncash interest expense                                                  --                 --             343,485
    Special charges                                                     2,867,946                --           2,867,946
    Depreciation expense                                                  302,478             85,900            469,578
  Changes in operating assets and liabilities:
    Increase in inventory                                                (559,388)               --            (897,142)
    Increase in other assets                                              (46,929)          (246,500)          (179,708)
    (Increase) decrease in prepaid expenses                               (98,451)            67,500           (162,280)
    Decrease (increase) in accounts receivable                              8,396                --                 --
    Increase (decrease) in accounts payable                               257,768           (129,100)           613,013
    (Decrease) increase in accrued expenses                               128,447            (42,200)           374,000
                                                                     ------------       ------------       ------------
      Net cash provided by (used in) operating activities              (5,796,851)        (2,691,100)       (11,126,494)
                                                                     ------------       ------------       ------------
Cash flows from investing activities:
  Purchase of property, plant and equipment                              (379,992)          (320,500)        (2,779,976)
  Payments for production line                                                  0           (127,200)               --
  Payments in connection with license agreement                          (775,000)               --          (1,325,000)
  Sale (purchases) of investments                                       6,443,559           (257,600)               --
                                                                     ------------       ------------       ------------
    Net cash provided by (used in) investing activities                 5,288,567           (705,300)        (4,104,976)
                                                                     ------------       ------------       ------------
Cash flows from financing activities:
  Proceeds from issuance of common stock                                      --                 --             208,600
  Proceeds from issuance of common stock in connection with
    exercise of employee options                                          590,018                --             669,924
  Proceeds from officer loan                                                  --                 --             125,000
  Payments on officer loan                                                    --                 --             (91,000)
  Proceeds from borrowings of notes payable                                   --                 --             810,000
  Principal payments on obligation under capital lease                    (35,657)            (6,100)           (49,989)
  Proceeds from initial public offering                                       --                 --          14,001,418
  Proceeds from private placement                                             --                 --           1,047,433
                                                                     ------------       ------------       ------------
    Net cash provided by (used in) financing activities                   554,361             (6,100)        16,721,386
                                                                     ------------       ------------       ------------
Net increase (decrease) in cash and cash equivalents                       46,077         (3,402,500)         1,489,916
Cash and cash equivalents, beginning of period                          1,443,839          6,413,100                --
Cash and cash equivalents, end of period                             $  1,489,916       $  3,010,600       $  1,489,916
                                                                     ============       ============       ============
Supplemental disclosure of noncash transactions:
  Amounts due in connection with license agreement                                      $  1,050,000       $  1,050,000
                                                                                        ============       ============
  Dollar value of common stock issued in connection
    with license agreement                                                              $      3,291       $      3,291
                                                                                        ============       ============
  Dollar value of equipment acquired under capital lease                                $     49,989       $     49,989
                                                                                        ============       ============
  Conversion of notes payable to preferred stock                                        $    810,000       $    810,000
                                                                                        ============       ============
  Conversion of officer loan to preferred stock                                         $     34,000       $     34,000
                                                                                        ============       ============
  Issuance of warrants in connection with license agreement          $    315,000
                                                                     ============
  Issuance of warrants in connection with purchase of equipment      $     23,625
                                                                     ============


         See accompanying notes to unaudited condensed financial statements.

                                  HUMASCAN INC.
                        (A Development Stage Enterprise)

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                           September 30, 1998 and 1997

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

In the opinion of the Company's management, the accompanying unaudited condensed financial statements have been prepared on a basis substantially consistent with the audited financial statements and contain adjustments, all of which are of a normal recurring nature, except for the special charges described below, necessary to present fairly its financial position as of September 30, 1998 and its results of operations and cash flows for the nine months ended September 30, 1998 and 1997 and for the period December 27, 1994 (date of inception) to September 30, 1998. Interim results are not necessarily indicative of results for the full fiscal year.

Net loss per share was calculated by dividing the net loss by the weighted average number of common shares outstanding for the period adjusted for the dilutive effect of common stock equivalents which consist of stock options and warrants using the treasury stock method.

(2)  Net Loss Per Share

Basic loss per share is determined based on the weighted average number of common shares assumed to be outstanding during each period. Dilutive loss per share is the same as basic loss per share as all common share equivalents are excluded from the calculation as their effect is anti-dilutive. The weighted average number of common shares assumed to be outstanding for the nine month periods ended September 30, 1998 and 1997 is 7,763,692 and 7,720,313,
respectively.

(3)  Inventory

Inventory consists of the following:

                                              1998          1997
                                              ----          ----

          Raw Materials                  $ 858,588      $316,745
          Work-in-process                   10,000         9,689
          Finished Goods                    28,554        11,320
                                         ---------      --------
                                           897,142       337,754
          Less:  Reserve                  (897,142)            0
                                         ---------      --------
                                         $       0      $337,754

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

On August 12, 1998, the Company granted a consultant nonqualified stock options to purchase an aggregate of 50,000 shares of common stock at an exercise price of $1.375 per share. These options vest 50 percent upon grant and 50 percent on December 31, 1998 and have a five year term.

On September 1, 1998, the Company granted an officer stock options to purchase an aggregate of 150,000 shares of common stock under the Company's 1996 Stock Incentive Plan (`Plan") at an exercise price of $0.90625 per share. These options vest 20 percent upon grant, 20 percent on March 1, 1999 and 20 percent each year thereafter for three years and have a five year term.

On September 29, 1998, the Company granted stock options under the Plan to employees to purchase an aggregate of 46,000 shares of common stock at an exercise price of $0.4375 per share. These options vest 50 percent upon grant and 50 percent on September 29, 1999 and have a ten year term.

(5)  Special Charges

In accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", the Company has recorded an impairment charge of $1,970,806 on the carrying value of its production equipment, and has also reserved $897,142 for its inventory both due to the lack of immediate demand for its product.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operation


Results of Operations for the Three and Nine Month Periods Ended September 30, 1998 and 1997

Revenues

Net sales for the three and nine month periods ended September 30, 1998 were $19,273 and $139,668 as compared to $0 in the same periods in 1997. The Company commenced shipments of its BreastAlert Differential Temperature Sensor ("BreastAlert DTS") on December 29, 1997 to the distribution facilities of Physician Sales & Service Inc., the national distributor of BreastAlert DTS.

Operating Expenses:

Operating expenses consist of product and facility costs, sales and marketing expenses, general and administrative expenses, clinical development expenses and interest expense. These expenses increased $765,769, or 68% and $3,207,210, or 111% for the three and nine month periods ending September 30, 1998, due to planned increases for the production ramp-up, expanded marketing for the launch of BreastAlert DTS and for the continuing post-marketing clinical studies.

Special Charge

The Company anticipates, based on its currently proposed plans and assumptions relating to its operations, that its existing cash will be sufficient to satisfy its contemplated cash requirements through December 1998. The Company's future liquidity and capital funding requirements will depend on numerous factors, including the following: the progress of manufacturing activities, results of clinical trials, the extent to which the BreastAlert device gains market acceptance, the costs and timing of expansion of sales and marketing and competition. The Company's operations are currently not expected to generate sufficient cash to fund continuing business activities after December 1998. Consequently, the Company is actively seeking additional financing. There can be no assurances that any required additional financing can be obtained, or if obtained, will be on reasonable terms.

The Company has been taking steps to conserve its financial resources. The Company reduced its personnel from 30 persons to 20 during the quarter ended September 30, 1998. Subsequently, the Company further reduced its personnel to 4 and suspended the relationship with its contract sales force. The Company will, however, continue to support existing customers.

As a result, in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", the Company has recorded an impairment charge of $1,970,806 on the carrying value of its production equipment, and has also reserved $897,142 for its inventory both due to the lack of immediate demand for its product.

Interest Income

Interest income for the three and nine month period ended September 30, 1998 decreased $103,473, or 77%, and $294,911, or 65%, from the same period in 1997. This decrease is due to the Company's use of proceeds from the Company's August 1996 initial public offering to fund operations during 1996, 1997 and 1998.

Liquidity and Capital Resources

On August 19, 1996, the Company completed an initial public offering of 2,700,000 shares of its common stock at a price of $6.00 per share, which generated net proceeds to the Company of approximately $14.0 million after underwriting fees and offering expenses. At September 30, 1998, the Company had cash and cash equivalents of $1,489,916. The Company's working capital of $0.4 million at September 30, 1998 reflected a decrease of $6.2 million from December 31, 1997.

As of September 30, 1998, no lines of credit were outstanding.

The Company anticipates, based on its currently proposed plans and assumptions relating to its operations, that its existing cash will be sufficient to satisfy its contemplated cash requirements through December 1998. The Company's future liquidity and capital funding requirements will depend on numerous factors, including the following: the progress of manufacturing activities, results of clinical trials, the extent to which the BreastAlert device gains market acceptance, the costs and timing of expansion of sales and marketing and competition. The Company's operations are currently not expected to generate sufficient cash to fund continuing business activities after December 1998. Consequently, the Company is actively seeking additional financing. There can be no assurances that any required additional financing can be obtained, or if obtained, will be on reasonable terms.

The Company has been taking steps to conserve its financial resources. The Company reduced its personnel from 30 persons to 20 during the quarter ended September 30, 1998. Subsequently, the Company further reduced its personnel to 4 and suspended the relationship with its contract sales force. The Company will, however, continue to support existing customers.

Year 2000 Compliance

Many computer systems used in the current business environment were designed to use only two digits in the date field and thus may experience difficulty processing dates beyond the Year 1999. Consequently, some computer hardware and software will need to be modified prior to the Year 2000 to remain functional. The Company believes that its financial systems are Year 2000 compliant (which means that the systems will accurately process date/time regardless of whether the date is in the twentieth century or the twenty-first century).

The Company is also in the process of making an assessment of its vendors, customers, utilities, banks and others with whom it does business to determine whether the failure of any such persons to be Year 2000 compliant would have a material adverse effect upon the Company or its financial position, liquidity or results of operations. To date, nothing has come to the attention of management that leads it to conclude that the likelihood of such adverse effect reasonably exists. The Company's operations utilize relatively little electronic data interchange with vendors, customers and other third parties. However, to the extent that such third parties, particularly utilities and banks, may not be Year 2000 compliant, the Company may be adversely affected, although the magnitude of such affect cannot be estimated. The cost to the Company of making its third-party Year 2000 compliance assessment is not expected to be material.

Forward-looking Statements

When used in this and in future filings by the Company with the Securities and Exchange Commission, in the Company's press releases and in oral statements made with the approval of an authorized executive officer of the Company, the words or phrases "will likely result," "plans," "will continue," "is anticipated," "estimated," "project" or "outlook" or similar expressions (including confirmations by an authorized executive officer of the Company of any such expressions made by a third party with respect to the Company) are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. This report contains forward-looking statements regarding the sufficiency of the Company's existing cash resources and the ability of the Company's operations to generate cash. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, each of which speaks only as of the date made. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. These factors include the uncertain effect of governmental regulation on the Company and the other factors set forth under the caption "Risk Factors" in the Company's annual report on Form 10-KSB and other filings with the Securities and Exchange Commission. The Company has no obligation to release publicly the results of any revisions that may be made to any forward-looking statements to reflect anticipated or unanticipated events or circumstances occurring after the date of such statements.

                           Part II. OTHER INFORMATION

Item 1.  Legal Proceedings

See the discussion of legal proceedings in the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998.

Item 2.  Changes in Securities and Use of Proceeds

Since July 31, 1998, the Company has granted options under the Company's 1996 Stock Incentive Plan (the "Plan) to an officer and employees to purchase an aggregate of 196,000 shares of Common Stock. Options for 150,000 shares were granted on September 1, 1998, have an exercise price of $0.90625 per share, vest 20 percent upon grant, 20 percent on March 1, 1999 and 20 percent each year thereafter and have a five year term. Options for 46,000 shares were granted on September 29, 1998, have an exercise price of $0.4375 per share, vest 50% upon grant and 50% on September 29, 1999 and have a ten year term. Options for 50,000 shares were granted on August 12, 1998 outside the Plan to a consultant in consideration for marketing assistance relating to the BreastAlert DTS. Such options have an exercise price of $1.375 per share and a five year term and vest 50 percent upon grant and 50 percent on December 31, 1998. The issuances of all of these options are claimed to be exempt from registration pursuant to Section 4(2) of the Securities Act of 1933 as transactions by an issuer not involving a public offering.

On August 9, 1996, the Securities and Exchange Commission declared the Company's registration statement on Form SB-2, File No. 333-6607, effective, and the offering commenced on August 14, 1996. On August 19, 1996, the Company sold 2,700,000 shares of the Company's common stock for an aggregate of $16,200,000. Of the approximately $14.0 million of net proceeds to the Company from the offering, $4.1 million has been spent on capital equipment and facility costs, $3.7 million on sales and marketing expenses, $1.8 million for clinical studies, $0.9 for inventory, and $3.5 for working capital. Except for amounts paid to officers and directors as compensation for services in such capacities, none of the net proceeds were paid, directly or indirectly, to directors or officers of the Company or to any person owning 10% or more of any class of equity securities of the Company or to any affiliates of the Company.

Item 5.  Other Information

On September 1, 1998, the Company hired Dr. Chris J.M. Blaxland as its President and Chief Executive Officer. Dr. Blaxland succeeded Elizabeth E. Tallett who had served as Acting President and Chief Executive Officer since May 19, 1998. Dr. Blaxland was also elected as a director of the Company on September 1, 1998. Ms. Tallett continues to serve as Chairman of the Board of Directors of the Company.

The Company entered into an employment agreement with Dr. Chris J.M. Blaxland, dated as of September 1, 1998, which provides for a salary of $175,000 per year, options to purchase 150,000 shares of Common Stock and a bonus in the first year of employment of up to $50,000, based on the attainment of certain performance goals. After the first year, Dr. Blaxland will be entitled to annual bonuses to be awarded at the discretion of the Board of Directors based upon Dr. Blaxland's performance review. Dr. Blaxland's options are exercisable at a price of $0.90625 per share and vest as to 30,000 shares on the date of grant, as to 30,000 shares on March 1, 1999 and as to an additional 30,000 shares on each of September 1, 1999, September 1, 2000 and September 1, 2001. The employment agreement has a term of 12 months, renewable automatically for successive terms of 12 months each unless either party gives prior notice of termination. The agreement also provides for severance pay of a minimum of 6 months' base salary in the event Dr. Blaxland is terminated without "cause" (as defined in the agreement) or if Mr. Blaxland terminates the agreement for "good reason" (as defined in the agreement). Pursuant to the employment agreement, Dr. Blaxland is prohibited from competing with the Company during the term of the agreement and for a period of one year after termination of the agreement and from disclosing confidential information of the Company during the term of the agreement and for a period of five years after termination of the agreement.

Dr. Blaxland was the President of Cell Pathways, Inc., a company involved in the development and commercialization of products to prevent and treat cancer, from September 1993 to December 1997. From February 1992 to August 1993, he was general manager of the Pharmaceutical Division of Greenwich Pharmaceuticals, Inc. From 1970 to February 1992, he held various positions with SmithKline Beecham, most recently serving as Vice President, Gastrointestinal Products.

Item 6.  Exhibits and Reports on Form 8-K.

(a)  Exhibits.

4.7      Form of Warrant issued to Scantek Medical, Inc. as of May 15, 1998
4.8      Form of Warrant issued to Zigmed, Inc. as of May 15, 1998
4.9 Form of Option Agreement for options issued to Physicians World Communications Group
10.18 Employment Agreement between the Company and Dr. Chris J. M. Blaxland, dated as of September 1, 1998
27       Financial Data Schedule (9/30/98).

(b)  Reports on Form 8-K.

     No reports on Form 8-K were filed during the quarter for which this report on Form 10-Q is filed.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                            HUMASCAN INC.
                                            Registrant




November 13, 1998                           /s/  Kenneth S. Hollander
                                            ------------------------------------
                                            Kenneth S. Hollander
                                            Chief Financial Officer (Principal
                                            Financial and Accounting Officer)

                                  EXHIBIT INDEX


4.10     Form of Warrant issued to Scantek Medical, Inc. as of May 15, 1998
4.11     Form of Warrant issued to Zigmed, Inc. as of May 15, 1998
4.12 Form of Option Agreement for options issued to Physicians World Communications Group
10.18 Employment Agreement between the Company and Dr. Chris J. M. Blaxland, dated as of September 1, 1998
27       Financial Data Schedule (9/30/98).