Form 10-K
period 2000-12-31
CELL TECH INTERNATIONAL INC
filed 2001-10-22
CIK 1015194

FORM 10-K
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the fiscal year ended: December 31, 2000, 1999 and 1998

                                       or

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the transition period from _______ to

                           Commission File No. 0-21015

                      CELL TECH INTERNATIONAL INCORPORATED
             (Exact Name of Registrant as Specified in its Charter)

                       Delaware                        22-3345046
            (State or other Jurisdiction of         (I.R.S. Employer
            Incorporation or Organization)         Identification No.)

                        565 Century Court
                      KLAMATH FALLS, OREGON                         97601
            (Address of Principal Executive Offices)              (Zip Code)

       Registrant's Telephone Number, including Area Code: (541) 882-5406

        Securities Registered Pursuant to Section 12(b) of the Act: None

           Securities Registered Pursuant to Section 12(g) of the Act:

                     Common Stock, Par Value $0.01 Per Share
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |_| No |X|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

State the aggregate market value of the voting stock held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within 60 days prior to the date of filing. The aggregate market value of the 800,000 shares of registrant's voting stock held by non-affiliates of the registrant was $160,000 as of August 24, 2001, based on the closing price of the registrant's common stock on the National Quotation Bureau's Pink Sheets or $0.20 per share.

The number of shares outstanding of the registrant's sole class of common stock, par value $0.01 per share, as of August 24, 2001, the latest practicable date, was 10,640,895.

                       DOCUMENTS INCORPORATED BY REFERENCE

None.

                      CELL TECH INTERNATIONAL INCORPORATED
                             FORM 10-K ANNUAL REPORT
           FOR THE FISCAL YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
                                TABLE OF CONTENTS

CELL TECH INTERNATIONAL INCORPORATED...........................................I

INTRODUCTION...................................................................4

PART I.........................................................................4

   ITEM 1.  BUSINESS.                                                          4
   ITEM 2.  PROPERTIES.                                                       20
   ITEM 3.  LEGAL PROCEEDINGS.                                                20
   ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.              21

PART II.......................................................................22

   ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
            MATTERS.                                                          22
   ITEM 6.  SELECTED FINANCIAL DATA.                                          25
   ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
            AND RESULTS OF OPERATION.                                         27
   ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.       40
   ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.                      41
   ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
            AND FINANCIAL DISCLOSURE.                                         41

PART III......................................................................43

   ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.               43
   ITEM 11. EXECUTIVE COMPENSATION.                                           45
   ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.   53
   ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.                   55

PART IV.......................................................................57

   ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON
            FORM 8-K                                                          57

SIGNATURES....................................................................63

Special Note Regarding Forward-Looking Statements

      Some of our statements under "Business," "Properties," "Legal Proceedings," "Management's Discussion and Analysis of Financial Condition and Results of Operations," "Quantitative and Qualitative Disclosures about Market Risk," the Notes to Consolidated Financial Statements and elsewhere in this report constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements are subject to certain events, risks and uncertainties that may be outside our control. Some of these forward-looking statements include statements of:

      o management's plans, objectives and budgets for its future operations and future economic performance;

      o     capital budget and future capital requirements;

      o     meeting future capital needs;

      o     realization of any deferred tax assets;

      o     the level of future expenditures;

      o     impact of foreign currency translations;

      o     impact of recent accounting pronouncements;

      o     the outcome of regulatory and litigation matters; and

      o the assumptions described in this report underlying such forward-looking statements.

      Actual results and developments may materially differ from those expressed in or implied by such statements due to a number of factors, including:

      o     those described in the context of such forward-looking statements;

      o     future product development and manufacturing costs;

      o     changes in our incentive plans;

      o     timely development and acceptance of new products;

      o     the markets of our domestic and international operations;

      o     the impact of competitive products and pricing;

      o the political, social and economic climate in which we conduct operations; and

      o the risk factors described in other documents and reports filed with the Securities and Exchange Commission.

      In some cases, forward-looking statements are identified by terminology such as "may," "will," "should," "could," "would," "expects," "plans," "intends," "anticipates," "believes," "estimates," "approximates," "predicts," "potential" or "continue" or the negative of such terms and other comparable terminology.

      Although we believe that the expectations reflected in these forward-looking statements are reasonable, it cannot guarantee future results, levels of activity, performance or achievements. Moreover, neither we nor anyone else assumes responsibility for the accuracy and completeness of such statements and is under no duty to update any of the forward-looking statements after the date of this report.

                                  INTRODUCTION

      As HumaScan Inc. ("HumaScan"), we suspended all of our business operations in December 1998 and due to lack of resources, did not timely file a Form 10-K for our years ended December 31, 2000, 1999, and 1998 or a Form 10-Q for either of the quarters ended March 31, 2000, June 30, 2000, September 30, 2000, March 31, 1999, June 30, 1999 or September 30, 1999. As further described below in "Business -- History of the Company," in August 1999 we concluded a reorganization (the "Reorganization") whereby we acquired two related privately-owned businesses, The New Earth Company, Inc. ("NEC") and The New Algae Company, Inc. ("NAC") in exchange for the issuance of stock representing, on August 6, 1999, approximately 92% (approximately 86% on a fully diluted basis) of HumaScan's outstanding common stock. On August 10, 1999, we changed our name to Cell Tech International Incorporated. Unless otherwise specifically stated, references to "we" and "us" in this Form 10-K refer: (a) for periods prior to the Reorganization, to the historical operations of HumaScan and (b) for periods following the Reorganization, to the operations of Cell Tech International Incorporated, including its wholly owned subsidiaries NEC and NAC.

      This Form 10-K is filed for the fiscal years ended December 31, 2000, 1999 and December 31, 1998 and in lieu of separate Forms 10-K for such years and Forms 10-Q for the first three fiscal quarters of 2000 and 1999. All share and per share information in this Form 10-K have been adjusted to reflect the 1 for
10.8520933 stock split effected on August 10, 1999.

                                     PART I

ITEM 1. BUSINESS.

Overview

      We develop and distribute products made with Aphanizomenon flos-aquae (trade name Super Blue Green(R) Algae) ("SBGA") through a network of independent distributors ("Distributors"). We currently offer sixteen different products intended to appeal to health-conscious consumers. Our products are divided into five product lines including Daily Health Maintenance, Digestive Health, Defensive Health, Powdered Drinks and Snacks, and Animal and Plant Food.

      We harvest SBGA and manufacture most of our products at our modern production facilities in Klamath Falls, Oregon. We market our products through independent Distributors located in all fifty states, the District of Columbia, Guam, Puerto Rico, American Samoa, the Virgin Islands and Canada. We encourage our Distributors to recruit interested people as new Distributors for our products. These recruits are placed beneath the recruiting Distributor in the "network" and are referred to as the distributor's "downline" or "organization." Distributors earn commissions on sales by their organizations as well as retail profits on the sales they generate directly. We assist Distributors in establishing their own businesses and provide support programs such as audio and videotapes for training, empowerment teams, seminars and an annual convention called the August Celebration at our headquarters. We are currently considering establishing additional channels of distribution, such as marketing to TV viewers through infomercials. On May 18, 2001, we began airing a limited number of infomercials, on a test basis, as an additional marketing and distribution method. This additional distribution method may create conflicts with our Distributors that could result in the loss of many of our Distributors, which in turn would mean a decline in our sales volume and would be detrimental to our business and result in losses from our operations; however, our tests results, and the responses that we have received from Distributors, indicate that there are no conflicts with our present distribution methods.

History of the Company

      We were formed under the name "HumaScan Inc." in 1994 to manufacture and market in the United States and Canada a device called the BreastAlert(TM) Differential Temperature Sensor, a non-invasive, easy to use, adjunctive test for use as part of a breast disease monitoring program (the "BreastAlert Device"). We commenced shipments of the BreastAlert Device in December 1997. In November 1998, we announced that we were in the process of evaluating various strategic alternatives, as we did not have adequate resources for the completion of clinical trials and marketing of the BreastAlert Device. Before the end of 1998, as a result of the lack of adequate financing, we terminated all employees and suspended all operations, focusing substantially all of our efforts on obtaining new financing and/or restructuring the business. The Board of Directors then entered into consulting agreements with three former key employees to negotiate settlement agreements with Scantek Medical, Inc. ("Scantek") to terminate the license agreement and negotiate settlements with other creditors, and explore the possibilities for restructuring and/or reorganizing the business.

      In March 1999, we concluded a settlement agreement with Scantek that terminated the license for the technology used in the BreastAlert Device. Certain assets related to the licensed business were transferred to Scantek and additional shares of common stock were issued to Scantek and an affiliated company as consideration for release of all obligations concerning the license agreement. We also received a cash payment from Scantek, which was applied to some of our other outstanding obligations.

      On July 16, 1999, we entered into an Agreement and Plan of Reorganization (the "Reorganization Agreement") with Daryl J. Kollman and Marta C. Kollman (the "Kollmans"). The Reorganization Agreement provided for the exchange ("Exchange") of all the outstanding shares of The New Earth Company, Inc. ("NEC") and The New Algae Company, Inc. ("NAC") for shares of our common stock and preferred stock that together represented, on August 6, 1999, approximately 92% of our outstanding common stock (including the common stock issuable upon conversion of the preferred stock). The reorganization was completed on August 6, 1999. On August 10, 1999, we changed our name to Cell Tech International Incorporated.

      Cell Tech, Inc. and NEC were formed in 1982 and 1988, respectively, to develop and distribute products made from a unique natural strain of blue green algae growing in massive quantities in Upper Klamath Lake in southern Oregon - the algae we now call SBGA. In 1990, NAC was formed and acquired the assets of Cell Tech, Inc. and began doing business under the trade name Cell Tech. Through 1999, NAC housed the sales organization, and provided the research and development and administrative functions of our business, while NEC handled the harvesting and manufacturing of our products. Beginning in 2000, NAC took over these functions and NEC became inactive.

      Our principal executive offices are located at 565 Century Court, Klamath Falls, Oregon 97601; our telephone number at that address is (541) 882-5406; and our internet address is www.celltech.com.

Industry Overview

      According to Nutrition Business Journal, total domestic retail sales of nutritional supplements - including vitamins, herbs/botanicals, sports nutrition minerals and meal supplements - during 2000 were approximately $16.7 billion. According to Packaged Facts, the nutrition industry (which includes supplements) has grown at a 15% compounded annual rate for the last four years and is expected to grow at a 13% compounded annual rate from 1998 to 2003. According to Packaged Facts, this growth stems from the passage of the Dietary Supplement and Health Education Act of 1994, a growing body of scientific research showing the benefits of vitamins, the introduction of new types of nutritional supplements, increased consumer interest in nutritional and alternative medicine and changing attitudes within the medical community. We believe, however, based on informal discussions with industry professionals and our own experience that this rate of growth will decline in 2001.

      The primary distribution channels in the nutritional supplements industry consist of mass-market retailers (including mass merchandisers, drug stores, supermarkets, discount and convenience stores), health and natural food stores, direct sales and mail order organizations, practitioners and the Internet. Retail is the largest of these channels, accounting for 84% of sales during 2000, according to Nutrition Business Journal. The retail channel includes food stores, drugstores, mass merchandisers and health/natural food stores. Direct selling accounted for 16% of sales during 2000.

      The Nutrition Business Journal also reports that the potential for natural and healthier products to penetrate mainstream product categories looks promising--and is still largely untapped. Dietary supplements sales of $16.7 billion are less than 10% of over-the-counter medicine and prescription drug sales. Natural and organic food sales of $11.8 billion represent barely 2% of the U.S. food industry (only 1.5% when food service is included). Functional foods sales at $17.2 billion, even when broadly defined as manufactured foods with any ingredient added specifically for health purposes, still account for only 3.5% of the U.S. food industry. Natural personal care products, even more loosely and broadly defined than natural food, had sales of $3.6 billion in 2000 and are just 10% of total health & beauty care spending. The $50 billion nutrition industry accounted for just 7% of the $680 billion food, medicine, health and personal care products market in the United States in 2000.

      The international nutritional supplement market is more fragmented than the domestic market. As a result, industry data is not readily available. However, many of the demographic and other trends and events present in the domestic market, are also present in the international market.

Growth Strategy

      Public awareness of the positive effects of nutritional supplements on health has been heightened in the last several years by widely publicized reports and medical research findings indicating a correlation between the consumption of nutrients and the reduced incidence of certain diseases. The United States government and universities generally have increased sponsorship of research relating to nutritional supplements. For example, Congress has established an Office of Alternative Medicine and an Office of Dietary Supplements within the National Institutes of Health to foster research into alternative medical treatment modalities and the role of dietary supplements in maintaining health and preventing disease, respectively. However, according to a published report in the Los Angeles Times on February 11, 2001, nutritional supplement sales may decline as a result of questions about the efficiency and safety of such supplements.

      We believe that the aging of the United States population, together with a corresponding increased focus on preventative health care measures, will continue to result in increased demand for certain nutritional supplement products despite negative publicity of the type described in the Los Angeles Times article. According to the United States Bureau of the Census, the 35-and-older age group of consumers, which represents a large majority of the regular users of vitamin and mineral supplements, is projected to grow significantly faster than the general United States population through 2010.

      Our growth strategy is to capitalize on the increased interest in nutritional supplements described above by increasing product sales through existing distribution channels in the U.S. and Canada and expanding into new markets. In particular, we believe that the growth of our Company may be achieved by achieving the following:

      o We will introduce new products complementary to our current product lines. Our product development strategy is to expand our existing product lines to complement our current products. We will rely on our own on-going research and development and results of university research on the indications on human health of SBGA consumption.

      o We intend to introduce alternative distribution channels through infomercials. Our ability to establish distribution through infomercials will be dependent upon our ability to increase our working capital in order to pay for the costs associated with infomercials.. Our product distribution strategy is to provide complementary marketing methods for our Distributors. On May 18, 2001 we began airing a limited number infomercials, on a test basis, as an additional marketing and distribution method.

      o We have introduced an enhanced compensation plan and other promotion and recognition programs to provide additional incentives to our Distributors. Our ability to increase sales is significantly dependent on our ability to attract, motivate and retain Distributors. We utilize an innovative marketing program that we believe is competitive with programs offered by many other network marketing companies. This program provides financial incentives, including several forms of commission (bonus), optional Distributor training and support, no sign-up costs, inventory requirements, and low monthly purchase requirements. We intend to reach potential new Distributors through increased advertising, teleconferencing and regional sales and training meetings. Successful management of Distributors supports the retailing of products as well as the recruitment of new Distributors.

      o We will tackle international markets by entering into marketing distribution agreements for Europe and Asia. We believe that growth potential exists in international markets and will seek to enter into international distribution agreements.

      o We will seek to enter into agreements and joint ventures with strategic partners. We believe that opportunities exist with various strategic partners that may improve our ability to market and distribute our products, enter into new markets and provide our Distributors with new products that complement our existing product lines.

Products

      Our product line consists primarily of consumable products that are targeted to those consumers with an interest in natural alternatives for health and nutrition. In developing our product line, we have emphasized quality, purity, potency, and safety. We offer a line of approximately sixteen products that can be divided into five categories, including Daily Health Maintenance, Digestive Health, Defensive Health, Powdered Drinks and Snacks, and Animal and Plant Food, as further described below the chart.

      The following chart list our products and the categories targeted by each, as of August 24, 2001:

--------------------------------------------------------------------------------------------------------------------------
                                                 Daily Health   Digestive    Defensive    Powered Drinks     Animal and
                                                  Maintenance     Health      Health        and Snacks       Plant Food
--------------------------------------------------------------------------------------------------------------------------
Super Blue Green(R) Alpha Sun(R) Energy for the       X
Entire Body
--------------------------------------------------------------------------------------------------------------------------
Super Blue Green(R) Omega Sun(R) Energy for the       X
Mind
--------------------------------------------------------------------------------------------------------------------------
Acidolphilus                                                        X
--------------------------------------------------------------------------------------------------------------------------
Bifudus                                                             X
--------------------------------------------------------------------------------------------------------------------------
Spectrabiotic(R)                                                    X
--------------------------------------------------------------------------------------------------------------------------
Internal Cleansing System                                           X
--------------------------------------------------------------------------------------------------------------------------
Super Blue Green(R) Enzyme                                          X
--------------------------------------------------------------------------------------------------------------------------
Super Sprouts & Algae                                               X
--------------------------------------------------------------------------------------------------------------------------
Super Q10                                                           X
--------------------------------------------------------------------------------------------------------------------------
Alpha Gold Promoting Physical Well-being                                         X
--------------------------------------------------------------------------------------------------------------------------
Omega Gold Enhancing Mental Well-being                                           X
--------------------------------------------------------------------------------------------------------------------------
Super Sun Smoothies                                                                             X
--------------------------------------------------------------------------------------------------------------------------
Mazama Mix                                                                                      X
--------------------------------------------------------------------------------------------------------------------------
Cell Tech Essentials                                  X             X            X
--------------------------------------------------------------------------------------------------------------------------
Super Blue Green(R)Animal Food                                                                                   X
--------------------------------------------------------------------------------------------------------------------------
PLANeT Food(R)                                                                                                   X
--------------------------------------------------------------------------------------------------------------------------

Daily Health Maintenance

      o Super Blue Green(R) Alpha Sun(R) Energy for the Entire Body. Alpha Sun(R) is whole, complete algae. Because its cell walls contain a high percentage of floridan starch, it provides natural sugars critical to the health and vitality of tissues and cells. Alpha Sun(R) also contains high concentrations of easily assimilated vital minerals. It is available in capsules and tablets.

      o Super Blue Green(R) Omega Sun(R) Energy for the Mind. Omega Sun(R) is the heart of the algae with the cell wall carefully removed through a special separation process. This super-concentrated food contains a higher overall amino acid content than Alpha Sun(R). It is a source of raw materials for building the neuro-peptides associated with brain activity. It is available in capsules and tablets.

      o Cell Tech Essentials. Cell Tech Essentials, named for our most essential products, is a repackaging of them. It attains a new level of convenience and effectiveness and, at $40.00 per bag, a new level of value. Each packet contains the following capsules: one Alpha Sun(R), one Omega Sun(R), one Acidophilus, one Bifidus, and two Enzymes.

Digestive Health

      o Acidophilus. Acidophilus (Lactobacillus acidophilus) is the first of our probiotic products and operates in the small intestine. Without proper cleansing, the small intestine can fill with wastes and harmful by-products that impair natural digestive functions. Our Acidophilus helps process food quickly and eliminate waste. It is a single-strain beneficial bacteria called DDS-1a Acidophilus, which helps keep harmful bacteria out by colonizing the walls of the small intestine and by secreting substances that prevent the growth of unfriendly bacteria. Each capsule is carefully micro blended with 85 milligrams of Super Blue Green(R) Omega Sun(R) Algae.

      o Bifidus. Bifidus (Bifidobacterium bifidum) is the second of our probiotic products. While Acidophilus serves the small intestine, Bifidus is for the large intestine. The large intestine absorbs the water from food and passes the remaining waste out of the body. A good intestinal flora in the large intestine can help prevent gas, bloating and diarrhea. Our Bifidus helps repopulate the large intestine with friendly bacteria, restoring the healthful environment it needs to do its job well. Each capsule is micro blended with 85 milligrams of Super Blue Green(R) Omega Sun(R) Algae.

      o Spectrabiotic(R). Spectrabiotic(R) is designed to complement Acidophilus and Bifidus in providing a complete system for building and maintaining healthy intestinal flora. In the Spectrabiotic(R) formula, eight key "good bacteria" are micro blended with 85 milligrams of Super Blue Green(R) Omega Sun(R) Algae, providing the entire digestive tract with probiotic support, especially when combined with a regular program of Acidophilus and Bifidus. Spectrabiotic(R) also contains Jerusalem artichoke, acerola, and rose hips.

      o Internal Cleansing System. The New Seasons Cleansing System is a two-product program that is designed to assist the body's natural elimination systems. The Herbal Formula supports the processes that remove toxins from the tissues of the body; then the Fiber Formula helps the body eliminate those toxins.

      o Super Blue Green(R) Enzymes.Our Super Blue Green(R) Enzymes contains a full range of food enzymes to help break down all types of foods, including fats, carbohydrates, protein and fiber. Super Blue Green(R) Enzymes is micro blended with 25 milligrams of Alpha Sun(R), adding specific vitamins and minerals many enzymes need for optimum functioning.

      o Super Sprouts & Algae. Super Sprouts & Algae is a unique product combining the nutritional benefits of three "superfoods" from three natural environments -- land, lake and sea: a super concentration of custom-grown wheat sprouts; Super Blue Green(R) Alpha Sun(R) Algae; and Super Red Beta Algae (Dunaleilla salina), a strain of marine algae. These three superfoods together supply the body with antioxidant nutrition to neutralize the effects of highly unstable, reactive molecules known as free radicals. Two tablets of Super Sprouts & Algae provide over 100% of the RDA for vitamin A. Each tablet contains 540 milligrams of wheat sprouts, 60 milligrams of Super Blue Green(R) Alpha Sun(R) Algae and 25 milligrams of Super Red Beta Algae.

      o Super Q10. Super Q10 contains Super Blue Green(R) Alpha Sun and a special enzyme enhancer called coenzyme Q10. This nutrient has been shown to be beneficial for functioning of the heart, muscles, and the nervous and immune systems. It is especially important in helping the mitochondria, or powerhouses of cells, to generate energy. Super Q10 is a synergistic combination of pure premium coenzyme Q10 with 85 milligrams of Super Blue Green(R) Alpha Sun(R) Algae and is a way to assist cells in converting nutrients into energy.

Defensive Health

      o Alpha Gold. Promoting Physical Well-being. Alpha Gold contains a carefully chosen group of ingredients, each with documented health benefits, that works synergistically with Super Blue Green(R) Algae to facilitate overall good health. Alpha Gold contains bee pollen to increase stamina, vitality and athletic performance; noni to help stimulate the immune system; turmeric to help protect against environmental contaminants; and gluten-free sprouted wheat grass juice, which contributes a variety of assimilative enzymes. This product is available in capsules or powder.

      o Omega Gold. Enhancing Mental Well-being. In addition to the ingredients found in Alpha Gold, Omega Gold also contains ginkgo biloba, which increases circulation to the brain and has effects upon memory, clarity and mental alertness. Siberian ginseng is added to stimulate both mental and physical performance. This product is available in capsules or powder.

Powdered Drinks and Snacks

      o Super Sun Smoothies. Super Sun Smoothies are all-vegetable powder shake mixes. Super Sun Smoothies are made with premium ingredients, are dairy free and contain no preservatives, yeast artificial flavorings or colorings. They also provide the "superfood" benefits of 500 milligrams of Super Blue Green(R) Alpha Sun(R) and 500 milligrams of Omega Sun(R) Algae blended into every scoop.

      o Mazama Mix. Mazama Mix is a nutrient-rich green drink derived from all-natural whole food sources. It contains minerals and trace minerals that we believe are essential for the proper functioning of the body. This product is designed to help enhance overall health, vitality and energy levels.

Animal and Plant Food

      o Super Blue Green(R) Animal Food. Super Blue Green(R) Animal Food is a blend of coarse-grade Alpha Sun(R) and Omega Sun(R) Algae, providing the fundamental building blocks for strengthening the immune system of animals. The broad spectrum of organic minerals, vitamins, amino acids, enzymes and the supply of beta carotene and chlorophyll found in Super Blue Green(R) Algae is readily absorbed by animals. Super Blue Green(R) Animal Food is sprinkled over the pets' food.

      o PLANeT FOOD(R). PLANeT FOOD(R) is designed to add trace minerals and other components to soils. It is a mixture of volcanic rock dust from Colorado and algae from Klamath Lake and is sold for use on potted plants, lawns, gardens, and trees and for composting.

Distributors and Our Network Marketing System

      Our products are distributed through a network marketing system of Distributors. Distributors are independent contractors who purchase products directly from us for resale to retail consumers. Distributors may elect to work on a full-time or a part-time basis. We believe that our network marketing system is well suited to marketing our nutritional supplements and other products because sales of such products are strengthened by ongoing personal contact between retail consumers and Distributors, most of whom use our products. Currently, we have Distributors in all fifty states, the District of Columbia, Guam, Puerto Rico, American Samoa, Virgin Islands and Canada.

      Each Distributor has the opportunity to sponsor additional Distributors, which can enhance the original Distributor's income, as described below. Each new Distributor that is sponsored, as well as his or her own "downline" groups, becomes a member of the Distributor's organization or "downline."

Commission System

      We currently offer two categories of membership. The first category is called a "Distributor" and the other is called a "Preferred Customer." Distributors are interested in receiving commissions for their own purchases as well as for purchases made by members enrolled in their "downline." A Preferred Customer ("PC") is a custormer who is interested in consuming our products, but is not interested in the business opportunity we offer to our Distributors. Many PCs eventually become Distributors. Both categories of membership purchase our products at wholesale prices.

      Distributors are compensated through a Distributor commission system that encourages both retail selling and sales organization management. Distributors may derive income from several sources. First, Distributors may receive revenues by purchasing our products at wholesale prices and selling them to customers at retail prices. Second, Distributors earn the right to receive bonuses (commissions) based upon purchases by members of their "downline" or sales marketing organization. Each new Distributor that a Distributor sponsors becomes a member of his selling organization or "downline." The Distributors that a Distributor directly sponsors are referred to as his "first generation" or first level.

      The first level is "Member" and the highest level is "Executive." Distributors may attain "Member" status by purchasing any product from Cell Tech. There are two intermediary levels between Member and Executive:
Representative and Leader. A Distributor achieves higher levels in the bonus structure primarily through increased purchases by Distributors sponsored directly by them (their first level) and in their personal group. The requirements for a Distributor to reach the first "Executive" level are monthly personal purchases of at least $100 and monthly group volume of $500. For each "Executive" level attained thereafter, the Distributor must maintain monthly personal purchases of at least $100 and monthly group volume of at least $500. The program is such that each month a Distributor must qualify at that level to be paid at that level. The advantage to this is that the Distributors must remain active in purchasing and sponsoring to retain their bonuses, but if they do not qualify in a certain month, their income is only reduced that one month.

      The Distributor commission system includes three kinds of bonuses, as described below:

      Standard Bonus. The standard bonus is available to any Distributor who has an "active" status with us. Distributors may attain the title of "Assistant Leader" by purchasing a minimum of $50 of products in a month. The percentages used to determine the bonus and the number of levels in the organization the Distributor receives bonuses upon is based on the individual's title with us. The standard bonus grants rebates to the Distributor as he consumes and sells our products to others.

      Executive Generation Bonus. A second form of bonus is available to those who have Executives in their downline. Based on the number of "Executives" they have at each level, and assuming certain minimum personal purchases each month, Distributors receive a percentage of such Executives' standard bonus as an additional bonus.

      Blue-Green Diamond Bonus. Finally, those Executives attaining the highest levels in our structure are eligible to receive an additional bonus called the "Blue-Green Diamond Bonus" which is a percentage of the gross commissionable sales volume for the year.

      We believe that the opportunity of Distributors to earn bonuses contributes significantly to our ability to retain our productive Distributors. The Distributor commission system encourages promotion to higher commission levels by enabling Distributors to earn commissions on a deeper sales base (i.e., more levels of their organization). We believe that this will encourage sponsoring growth (depth) in an organization and not just acquiring customers personally.

      To become a Distributor, a person must simply sign an agreement to comply with our policies and procedures. No investment is necessary to become a Distributor. We consider, as of August 24, 2001, approximately 51,151 of our Distributors to be "active," that is, an individual Distributor who has ordered at least $50 of our products during the preceding 6-month period.

Training

      We regularly sponsor opportunity meetings in various key cities and participate in motivational and training events in various market areas, designed to inform prospective and existing Distributors about our product line and selling techniques. Distributors give presentations relating to their experiences with our products and the methods by which they have developed their own organization of Distributors. Motivation is offered to participants in the form of recognition, promotions, excursions and tours, which are intended to foster an atmosphere of excitement throughout the Distributor organization. Prospective Distributors are educated about the structure, dynamics and benefits of our network marketing system.

      We continually develop marketing strategies and programs to motivate Distributors. These programs are designed to increase Distributors' monthly product sales and the recruiting of new Distributors.

Distributor Support

      As part of our program to maintain constant communication with our Distributor network, we offer the following support programs to our
Distributors:

      o Associations/Teams/Advisory Board. Several associations and teams support Distributors' efforts, including the Leadership Alliance, an association of those Distributors having reached the top level of our Marketing Plan, which was formed in order to allow interaction among the Network's "top level" group for discussion of business issues, development of solutions and methods to improve the sales success and growth of downlines and the Network as a whole. Distributor Empowerment Teams are locally organized teams that communicate information, training tips and ideas throughout their local Distributor network via one-hour conference calls that take place every two weeks. In addition, the Field Advisory Board is an advisory team representing the various Distributor Empowerment Teams, and brings issues, recommendations, and other ideas to us for discussion. The Field Advisory Board conducts bi-monthly teleconferences with our marketing and operations executives.

      o August Celebration. For the past twelve years we have sponsored and held the August Celebration, which is our annual convention.

      o Ordering Support. We offer a variety of methods to order product and support materials, including toll-free telephone operator access, "Order Express" (a toll-free automated telephone system that Distributors can call 24 hours a day to place orders or to access their records), and our website at http://www.celltech.com.

      o Information Support. Distributors may learn more about our products, our history, distributor organization building, management techniques and related matters through our website. In addition, we produce color catalogues and brochures for our Distributors and produce a monthly publication called "Networker's Edge" focused on business building. We also maintain our ATG Technologies Voice Mail System, which includes options for broadcasting messages to our Distributors via temporary, permanent and super groups. A direct access telephone line allows Distributors to access our most recent announcements sent through the ATG Technologies System to our Network. Finally, a 24-hour toll-free "Fax-on-Demand system provides Distributors with news bulletins, product literature and articles of interest via facsimile.

Research and Development

      We spent approximately $456,098 on research and development in 2000, $1,453,371 in 1999 and $1,023,909 in 1998. We continually seek to identify, develop and introduce innovative, effective and safe products. Twelve products have been introduced since 1997. Management believes that our ability to introduce new products increases our Distributors' product visibility and competitiveness in the marketplace. We also continuously evaluate "existing" products for viability and it is our policy to discontinue products that are not selling satisfactorily.

      New product ideas are derived from a number of sources, including trade publications, scientific and health journals, management, independent consultants, and our sponsored university research projects. We maintain our own quality assurance/quality control staff, consisting of 3 full time employees as of August 24, 2001 and December 31, 2000, but rely upon independent research, consultants and others for ingredient research, development and formulation services. When we identify a new product concept or when an existing product must be reformulated for introduction into a new or existing market, the new product concept or reformulation is generally submitted to our suppliers for technological development and implementation. In addition, prior to introducing products into our markets, our scientific consultants, legal counsel and other representatives investigate product formulation matters as they relate to regulatory compliance and other issues.

      We are currently considering some additional products including new antioxidant, anti-aging, weight management, and energy products. In addition to the introduction of single products, we are also focusing on promoting groups of products to be taken in conjunction with each other to address the specific needs an individual may have (such as weight loss, stress or daily wellness).

Product Warranties and Returns

      Our product warranties and policy regarding returns of products are similar to those of other companies in our industry. If a consumer of any of our products is not satisfied with it, she/he may return it to the Distributor from whom the purchase was made within 90 days of purchase. The Distributor is required to refund the purchase price to the consumer. The Distributor may then return the unused portion of the product to us for an exchange of equal value. If a Distributor requests a refund in lieu of an exchange, we will issue a check or credit the appropriate amount to the Distributor's credit card.

      We warrant all of our products against defect.

Raw Materials and Suppliers

      Our primary raw material is Aphanizomenon flos-aquae, which we harvest from Upper Klamath Lake using modern technology. Upper Klamath Lake produces 200 million pounds of SBGA each year. When we need to harvest, we typically harvest algae once or twice a year, timing our harvests to coincide with the greatest density per square inch of algae. Processing of SBGA is a complex process including the following:

      o Pre-Screening. We filter fresh algae out of the water with fine mesh screens.

      o Primary Separation. Primary separators remove everything suspended in the lake water, which concentrates the algae by removing virtually all extracellular water.

      o Freezing. We quickly freeze the algae, converting it into slabs at a temperature of -30(degree) Fahrenheit.

      o Nutri-Lock Freeze-Drying System. We gently remove all cellular water in a low temperature vacuum environment, converting the algae into a dry, stable medium that retains vital nutrients.

      o Powdering and Bottling. We sift and grind the algae to a fine powder, which can be encapsulated or tabletized and sealed to retain freshness and viability.

      In years when there has been no harvest, we rely on our freeze-dried and frozen inventory of SBGA. As of December 31, 2000, we had 9 months of frozen algae inventory for use in capsules and tablets and 30 months of frozen algae for use with vendor products. We had not harvested algae since 1998 due to excess inventory in relation to sales; however, in July 2001, we commenced harvesting SBGA.

      We believe that Upper Klamath Lake will provide sufficient SBGA for our foreseeable needs. However, from time to time a toxic species of algae called Microcystis aeruginosa blooms in Upper Klamath Lake and contaminates a portion of our harvest of SBGA with microcystin, a toxin. We have worked with state and federal agencies to establish prudent safety precautions, and test each batch of algae we harvest for microcystin levels before releasing it for production. In July 2001, we began our harvest by utilizing a vessel we designed and built, that will gather the algae directly from the water on Upper Klamath Lake. We believe that utilizing this method for 2001 will help us to minimize the amount of Microcystis aeruginosa in the harvested material, thus increasing the total amount of algae that we can release for production.

      In addition to the encapsulating and bottling performed in-house, we also purchase vitamins, nutritional supplements and other products and ingredients from parties that manufacture such products to our specifications and standards. During 1998, 1999, and 2000, one vendor supplied approximately 26%, 23%, and 27%, respectively, of the products that we purchased. This vendor is our source of enzymes and probiotics. We place significant emphasis on quality control. All nutritional supplements, raw materials and finished products are subject to sample testing, weight testing and purity testing by independent laboratories. We have no written agreements with any of our suppliers, although we intend to implement written agreements. In the event of loss of any of our sources of supply, we believe that suitable replacement sources of similar products and product ingredients exist and are available to us.

Trademarks and Service Marks

      Most products are packaged under our "private label." At December 31, 2000, we have six trademarks registered with the United States Patent and Trademark Office and one trademark application pending, and three trademarks registered and one application pending with the Canadian Intellectual Property Office of Trade Marks. In addition, we have registered trademarks in eleven foreign countries (and one application pending in a twelfth) for the mark "Planet Food." While we believe customer identification with our name and brand is important, we feel that our primary competitive edge arises from our Distributor network and our strategic location which allows us to process algae immediately after its harvest, and not from any proprietary technology.

      We do not have a registered trademark for the name "Cell Tech." As of the date of this Annual Report on Form 10-K, no other person has claimed infringement based on our use of the name "Cell Tech," but there can be no assurance that such a claim would not be made in the future. A British company in a different business than ours has a United States trademark registration for the name "Cell Tech" and it has not objected to our use of the name.

Competition

      The nutritional supplements industry is large and intensely competitive. We compete with other companies that manufacture and market retail nutritional products to health-conscious consumers, including General Nutrition Companies, Inc., Solgar Vitamin and Herb Company, Inc., Twinlab Corporation and Weider Nutrition International, Inc. Many of our competitors in this market have longer operating histories and greater name recognition and financial resources than us.

      In addition, nutritional supplements can be purchased in a wide variety of distribution channels. While we believe that consumers appreciated the convenience of ordering products from home through a sales person, the buying habits of many consumers accustomed to purchasing products through traditional retail channels are difficult to change. We offered our products, on a limited test basis, via infomercials during May 2001. Our product offerings in each product category are also relatively small compared to the wide variety of products offered by many other nutritional product companies.

      We compete with other companies for the supply of Upper Klamath Lake algae. However, we are the largest harvester and the only one with access to the "A" Canal, which along with the Link River, is the only outlet for Upper Klamath Lake. Our exclusive lease on the "A" Canal offers us advantages in that it has higher concentrations of SBGA than the "B" or "C" canals to which it branches, and it is in close proximity to our canal harvesting and processing facility. In July 2001, we began harvesting from an on-lake harvester. We also have access to Upper Klamath Lake that is in close proximity to our freezer facility.

      We also compete in the nutritional supplements market and for new Distributors with other retail, multi-level marketing and direct selling companies in the nutritional supplements industry by emphasizing the proprietary nature, value, and the quality of our products and the convenience of our distribution system. We also compete with other direct selling organizations, many of which have longer operating histories and greater name recognition and financial resources than us. They include Amway Corporation, Nu Skin Enterprises, Inc., Body Wise International, Inc., ENVION International, Herbalife International, Inc., Mannatech Incorporated, Rexall Showcase International, and Forever Living Products, Inc. We compete for new Distributors on the basis of our compensation plan and our proprietary and quality products. We believe that many more direct selling organizations will enter the market place as this channel of distribution expands over the next several years. We also compete for the commitment of our Distributors. Given that the pool of individuals interested in direct selling tends to be limited in each market, the potential pool of Distributors for our products is reduced to the extent other network marketing companies successfully recruit these individuals into their businesses.

Government Regulation

      We are subject to laws, governmental regulations, administrative determinations, and court decisions on the federal, state, and local levels. These regulations pertain to a variety of issues related to us. First, they pertain to the formulation, manufacturing, packaging, labeling, distribution, importation, sale and storage of our products. Second, the regulations pertain to product claims and advertising, both by us and by our Distributors, for whom we are responsible. Finally, certain regulations pertain to our network marketing system.

Product Regulation

      Several governmental agencies regulate certain aspects of our products, including formulation, manufacturing, packaging, storing, labeling, advertising, distribution, and sales. These agencies include the FDA, the Federal Trade Commission ("FTC"), the Consumer Products Safety Commission, the Department of Agriculture, the Environmental Protection Agency, and the Postal Service. In addition, various state and local agencies can regulate us in areas where our products are manufactured, distributed, and sold.

      The FDA regulates the formulation, manufacture, packaging, storage, labeling, promotion, distribution, and sale of foods, dietary supplements, and over-the-counter drugs, including those we distribute. With respect to the preparation, packaging and storage of our supplements, FDA regulations require that our suppliers and we meet relevant good manufacturing practice regulations.

      The Dietary Supplement Health and Education Act of 1994 ("DSHEA") revised certain provisions of the Federal Food, Drug and Cosmetic Act ("FFDCA") concerning the composition and labeling of dietary supplements. We believe that DSHEA is generally favorable to the dietary supplement industry. The legislation creates a new statutory class of "dietary supplements," which includes vitamins, minerals, herbs, and amino acids. DSHEA applies with certain limitations to dietary ingredients that were on the market before October 15, 1994. With respect to dietary supplements that contain dietary ingredients not on the market before October 15, 1994, DSHEA requires further evidence. This evidence must show that the supplement contains only those ingredients that have been in the food supply or other evidence of use or safety. Manufacturers of dietary supplements must make a "statement of nutritional support," which is a statement describing certain types of product performance characteristics. In making such a statement, we must have substantiation that the statement is truthful and not misleading and must make a disclaimer within the statement. Finally, we must notify the FDA of the statement no later than 30 days after it is first made.

      FFDCA classifies the majority of our products as "dietary supplements." The FDA issued regulations governing the labeling and marketing of dietary supplement products in September 1997. These regulations covered several issues. First, they covered the identification of dietary supplements, as well as their nutrition and ingredient labeling. Second, they covered the terminology to be used for nutrient content claims, health content claims, and statements of nutritional support. Third, they covered the labeling requirements for dietary supplements that claim to be "high potency" and "antioxidant." Fourth, they covered notification procedures for statements on dietary supplements. Finally, the regulations covered the pre-market notification procedures for new dietary ingredients in dietary supplements. The notification procedures became effective in October 1997. The labeling requirements became effective in March 1999 and we revised our product labels to reflect the new requirements. We must continue to secure substantiation of our product performance claims and to notify the FDA of certain types of performance claims made for our products. Our substantiation program involves compiling and reviewing scientific literature, including our own university research that is pertinent to the ingredients contained in our products.

      Dietary supplements are subject to the Nutrition, Labeling and Education Act ("NLEA"), as well as the associated regulations. These regulate health claims, ingredient labeling, and nutrient content claims, which characterize the level of a nutrient in the product. NLEA prohibits the use of any health claim for dietary supplements unless the claim is supported by significant scientific agreement and is pre-approved by the FDA.

State Regulation

      As a result of certain conditions, a toxic strain of algae called Microcystis aeruginosa occasionally blooms in Klamath Lake and contaminates a portion of our harvest of blue-green algae with microcystin, a toxin. In 1994, we began to test the algae harvested at this facility for possible contamination. The existence of Microcystis aeruginosa has been regularly measured at various levels. In the absence of established regulatory criteria for determining an acceptable level of microcystin (the actual toxin), we sponsored an assessment of risk and set our own standards for determining whether a particular batch of algae is acceptable for human consumption. Algae that does not meet our standards and cannot be used in alternative non-human consumable products is isolated and not used in production.

      On October 23, 1997, the Oregon Department of Agriculture issued an Administrative Rule on the sale of blue-green algae, which stated, "the agency has decided to adopt the 1 microgram per gram (1 ppm) level of microcystin in blue-green algae." This ruling may have an impact on our ability to process and distribute the raw algae harvested and finished goods produced. Such ruling may also decrease the amount of salable inventory and may, therefore, have an adverse impact on our ability to realize the carrying value of our inventories. We have recognized that an impairment of our inventory may exist and therefore have recorded our best estimate of the effect by establishing a reserve in the amount of $900,000, $900,000 and $500,000 at December 31, 2000, 1999 and 1998,
respectively, for the possible effects of inventories which may become unsaleable under this Rule. The Oregon Department of Agriculture has raised no questions about our products under this Rule to date.

Canadian Regulation

      In 1999 Health Canada issued a warning about the safety of blue green algae products due to concerns about microcystin. While we believe our products are safe and comply with Canadian rules, the adverse publicity from the Health Canada warning adversely affected our sales in Canada. Such warning may occur in the future and could have an adverse affect on our business.

      In Canada, both national and provincial law regulates our network marketing system. Under Canada's Federal Competition Act, we must make sure that any representations relating to Distributor compensation made to prospective distributors constitute fair, reasonable and timely disclosure and that it meets other legal requirements of the Federal Competition Act. Our compensation plan is being reviewed and will be submitted to the appropriate Canadian authorities. All Canadian provinces and territories, other than Ontario have legislation requiring that we register or become licensed as a direct seller within that province. Licensing is designed to maintain the standards of the direct selling industry and to protect the consumer. Some provinces require that both our distributors and we be licensed. We are in the process of obtaining all of the required provincial or territorial direct sellers' licenses.

Regulation of Advertising

      We are unable to make any claim that any of our nutritional supplements will diagnose, cure, mitigate, treat, or prevent disease. DSHEA, however, permits substantiated, truthful, and non-misleading statements of nutritional support to be made in labeling, such as statements describing general well-being resulting from consumption of a dietary ingredient or the role of a nutrient or dietary ingredient in affecting or maintaining a structure or a function of the body. The FDA recently issued a proposed rule concerning these issues.

      The FTC similarly requires that any claims be substantiated. The FTC exercises jurisdiction over the marketing practices and advertising of all our products. In years past, the FTC has instituted enforcement actions against several dietary supplement companies for false and misleading marketing practices. This has resulted in consent decrees and monetary payments by the companies involved. We have not been the subject of FTC enforcement action with respect to our advertising. However, there is no assurance that the FTC will not subject us to inquiry in the future.

Network Marketing System Regulation

      Our Distributor commission system constitutes a network marketing system. A number of federal and state statutes and regulations apply to this system, including those administered by the FTC. The legal requirements that apply to network marketing organizations ensure that product sales are ultimately made to consumers. Further, they ensure that advancement within the organizations be based on the sales of products, rather than from the recruitment of additional Distributors, investment in the organization, or non-retail sale criteria. Where required by law, we must obtain regulatory approval of our network marketing system. If such approval is not required, the favorable opinion of local counsel will suffice. Finally, in addition to these regulations, the FTC regulates trade practices related to network marketing systems.

Employees

      At August 24, 2001, we employed approximately 84 persons, of which 7 were part-time. None of our employees are represented by a union. We believe that our relationship with our employees is good.

Industry Segments And Export Sales

      We have no assets outside of the United States. Our business consists of one industry segment and is grouped into two geographic areas: United States and Canada. The following table (dollars in thousands), summarizes the product sales revenues from customers in each of the two geographic regions:

   (Dollars in
   Thousands)       2000               1999               1998                1997
                    ----               ----               ----                ----
United States    $36,796    94.4%   $51,385    94.3%   $69,397    93.7%   $116,891    93.7%

Canada           $ 2,181     5.6%   $ 3,103     5.7%   $ 4,674     6.3%   $  7,896     6.3%
                 -------   -----    -------   -----    -------   -----    --------   -----

         TOTAL   $38,977   100.0%   $54,488   100.0%   $74,071   100.0%   $124,787   100.0%
                 =======   =====    =======   =====    =======   =====    ========   =====

      We believe that our profit margin on export sales is not significantly different from that realized on sales in the United States. All foreign product sales transactions are consummated in U.S. dollars.

ITEM 2. PROPERTIES.

      HumaScan's principal executive offices were located in Cranford, New Jersey. HumaScan and its lessor reached an agreement in the first quarter of 1999 to terminate the lease arrangement and no further obligations exist under the lease.

      Currently, our headquarters and all of our operating facilities are located in Klamath Falls, Oregon. We lease approximately 250,000 square feet of office, processing, freezer and storage space directly from our principal shareholders or their affiliates. Most of these leases are year-to-year, although we do rent some space on a month-to-month basis and one lease will expire in 2005. We believe that the space leased from our shareholders and their affiliate is rented to us at below or at fair market rates. We also lease an additional 21 acres from an independent third party, on which we have built our algae processing and storage facility. Our lease with the independent third party will terminate in 2020, at which time we have the option to renew for an additional 25 years. At the termination of such lease, ownership of the facility will revert to the lessor.

      We believe that the above-described properties will provide sufficient space to meet our currently planned future needs.

ITEM 3. LEGAL PROCEEDINGS.

      On March 11, 1999, HumaScan entered into a Settlement Agreement with Scantek Medical, Inc., which provided for the termination of HumaScan's license to use the BreastAlert Device. The Settlement provided for (a) the transfer of certain assets related to the licensed business to Scantek and shares of HumaScan common stock to Scantek and another company, (b) a cash payment from Scantek to HumaScan and (c) a mutual release from all obligations.

      In 1996, we entered into a five-year contract with Oregon Freeze Dry, Inc., one of our vendors for freeze-drying services. We were to deliver one million wet pounds of algae for freeze-drying each month. We unilaterally canceled the agreement in January 1998. In February 1998 the vendor filed a complaint against us in Linn County Circuit Court for the State of Oregon, alleging wrongful termination. We counterclaimed for breach of contract, alleging liquidated damages due, overcharges, and failure to deliver product, consequential damages for failure to utilize quality control methods required under the contract, prejudgment interest and attorneys fees. We are currently in the process of negotiating an out-of court settlement with the vendor under which we would pay $1,650,000. Although we cannot predict the ultimate disposition of the claims and counterclaims, we believe the outcome will not have a material adverse effect on our financial condition and results of operations.

      Mr. Robert Longo was our former Chief Financial Officer whose employment was terminated on August 30, 1999. In September 1999, he asserted a claim that we terminated his employment in violation of his employment contract. He also asserted a wrongful discharge claim, alleging that he was fired because he refused our request to manipulate our financial records. Mr. Longo had demanded approximately $220,000 to settle his claims. Under his employment contract, Mr. Longo's claims must be first mediated then arbitrated if mediation does not settle the claims. Mediation took place on December 6, 1999 but was unsuccessful. In December 2000, prior to our scheduled arbitration hearing, Mr. Longo settled his claim with us for $55,000.

      On May 13, 1998, Steven Oberski, Jane Bean (Oberski's spouse) and Laurel Boyajian, filed a claim against our Company in Superior Court in the Commonwealth of Massachusetts alleging, among other things, that we breached the terms of our Distributor agreement with them by transferring the income benefits associated with them to another Distributor and they are seeking monetary damages of approximately $750,000. Although we have repeatedly offered to settle this matter, Oberski, et. al. has insisted in proceeding forward with the case. The case came to trial by jury on September 10, 2001 and on September 15, 2001, although the court found that we did not engage in unfair or deceptive practices, the jury issued a verdict in favor of Steven Oberski and Jane Bean in the amount of $1,500 and a verdict in favor of Laurel Boyajian in the amount of $1,300. We have decided to pay the $2,800 judgment.

      In May 1999, John Adams filed an action in the Circuit Court of Klamath County alleging, among other things, we breached our Distributor agreement by refusing to reinstate him as a Distributor and that we made health claims and he is seeking an unspecified amount of monetary damages. On June 22, 2001, we received a written settlement offer from his legal counsel stating that Mr. Adams is willing to settle the case by dropping all health related claims and a payment of $5,000 for his damages and $7,000 for his legal fees and costs. We have declined his offer. The matter is presently in the discovery phase and no trial date has been scheduled.

      On January 16, 2001, we filed an action against Glenn Foods in the Circuit Court of Klamath County alleging, among other things, that Glenn Foods breached an agreement with us for the manufacture of our SBG Square Meal Bars and BG Bites by failing to produce our products according to our specifications, refusing to turn over our formula, and failing to refund our money. We are seeking monetary damages of approximately $226,345 for all causes specified in our complaint. The matter is presently in the discovery phase and no trial date has been scheduled.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      None.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

      On August 14, 1996, HumaScan completed its initial public offering and our common stock began trading on the NASDAQ Small Cap Market under the symbol "HMSC." Prior to the IPO there was no established public trading market for our common stock. On March 4, 1999, our common stock was delisted from the NASDAQ Small Cap Market and commenced trading on the OTC Bulletin Board. On August 10, 1999, as part of the Reorganization, we executed a 1 for 10.8520933 reverse stock split and changed our name to Cell Tech International Incorporated, trading symbol "EFLI." The following table lists the bid prices at the end of each period obtained from the NASDAQ Stock Market historical research service, as adjusted for subsequent stock dividends and stock splits. Prices do not include retail mark-ups, mark-downs or commissions and may not represent actual transactions. All share, per share, common stock, stock option and warrant amounts herein have been restated to reflect the effects of the 1 for 10.8520933 reverse stock split effected on August 10, 1999.

                                   High Bid Price for   Low Bid Price for
                                       Period ($)          Period ($)
                                   --------------------------------------
1998

First Quarter......................       2.59                1.37
Second Quarter.....................       2.62                1.62
Third Quarter......................       1.87                1.00
Fourth Quarter.....................       1.75                1.00

1999

First Quarter......................       3.25                1.03
Second Quarter.....................       4.06                1.28
Third Quarter......................       2.50                 .96
Fourth Quarter.....................       2.44                1.00

2000

First Quarter......................       2.25                1.03
Second Quarter.....................       1.40                 .25
Third Quarter .....................        .56                 .37
Fourth Quarter.....................       1.25                 .15

2001

First Quarter......................        .30                 .13
Second Quarter.....................        .65                 .14
Third Quarter (through August 24)..        .68                 .20

Subsequent Event

      On July 24, 2000, trading in our common stock on the OTC Bulletin Board was suspended due to the fact that our 1934 Act filings were past due. We plan to reapply for listing as soon as practicable after we complete all periodic filings that the Securities and Exchange Commission required from us to be in compliance with its regulations. We believe our stock is presently, as of August 24, 2001, being quoted in the National Quotation Bureau's Pink Sheets, a publication of the National Quotation Bureau, at $0.20 per share.

      At August 24, 2001, we had approximately 120 holders of record of the common stock.

Dividends

      In 1999, before the Reorganization, we distributed certain real estate valued at $1,050,000 to the Kollmans, and paid previously declared dividends of $7.6 million to the Kollmans. We do not plan to pay dividends on our common stock in the foreseeable future. The payment of dividends in the future will depend on the evaluation by our Board of Directors of such factors as it deems relevant at the time and restrictions imposed by the terms of our debt obligations, if any. We are currently restricted from paying dividends pursuant to a Loan and Security Agreement with Coast Business Credit, a division of Southern Pacific Bank. Currently, the Board of Directors believes that all of our earnings, if any, should be retained for the development of our business.

Recent Sales of Unregistered Securities

      (1) On August 6, 1999, we issued warrants to purchase shares of our common stock to the following parties for their services as follows:

                                                    Number of  Exercise
                                                    Warrants     Price     Term

      Andromeda Enterprises, Inc.                    100,000   $1.3337    5 year

      Hateley & Hampton, PC                          300,000   $0.0749    5 year

      Wharton Capital Partners, Ltd.                 267,000   $0.0749    5 year

      The transaction in (1) above involved three persons, all of whom were sophisticated, had a prior relationship with us and did not involve a general solicitation

      (2) On October 19, 1999, we sold 1,157,895 shares of our common stock and warrants to purchase 1,157,895 shares of our common stock (collectively, the "Purchased Securities") in a private placement to Zubair Kazi ("Kazi") for $1,515,625, net of fundraising costs of $134,375. In connection with this transaction, we also issued warrants to purchase 150,000 and 100,000 shares of our common stock to Pacific Basin Capital and Richard Wade, respectively. Each warrant has a 5-year term and an exercise price of $1.425 per share. We also issued 50,000 shares of our common stock, at fair market value that amounted to $134,375, to Pacific Basin Capital for its services. The transaction in (2) above involved an investment by one person who is an accredited investor, as that term is used in Regulation D, and did not involve a general solicitation.

      In the event that our consolidated shareholders' equity is less than $20,000,000 at December 31, 1999, we shall immediately issue to Kazi additional common stock and warrants. The amount shall equal 1,157,895 multiplied by the percentage by which the shareholders' equity is less than $20,000,000. At December 31, 1999, our consolidated stockholders' equity was $18,548,961 and Kazi is entitled to have issued to him 84,005 additional Purchased Securities. As of August 24, 2001, we have not issued these additional Purchased Securities but have accrued the liability to their issuance in our financial statements.

      Also, if within one year after October 19, 1999, we sold any of our common stock at a price less than $1.425 per share in an event other than in a registered underwriting, we were to immediately issue to Kazi such additional shares of common stock and warrants so that Kazi maintains his percentage shareholdings as if he had purchased shares of common stock at the reduced purchase price. We did not sell any common stock during the one year period ended October 19, 2000 or for the year ended December 31, 2000.

      We are obligated to issue to Kazi additional Purchased Securities, as penalties and interest, for any delay in filing our next registration statement beyond 120 days after October 19, 1999. As of August 24, 2001, we have not filed our next registration statement and Kazi is entitled to additional Purchased Securities of 1,176,946. As of August 24, 2001, we have not yet issued to Kazi any of these additional Purchased Securities but have accrued the liability to their issuance in our financial statements.

      We are obligated, upon the effective date of our next registration statement (First reset date), to issue additional Purchased Securities to Kazi in accordance with the following reset rights:

      o If the ratio of $1.425 per share divided by the average closing bid price for the last twenty trading days prior to the first reset date (the first reset ratio) is greater than the ratio of $1.425 divided by the average closing bid price for the last twenty days prior to the execution of the Term Sheet, or September 13, 1999 (the Initial Ratio), on the first reset date, then we shall issue to Kazi additional Purchased Securities so that the initial ratio and the first reset ratio are equal and pursuant to the following formula:

                  o Amount of Additional Purchased Securities = ((First Reset Ratio)/(Initial Ratio)-1) times 1,157,895.

      o In addition, if Kazi holds any Purchased Warrants for the period covered by the last three reset dates, the exercise price of these Purchased Warrants shall be reduced by the following formula:

                  o Exercise Price of Purchased Warrants = ((Initial Ratio)/(First Reset Ratio)) times $1.425.

      o Kazi is entitled to five additional reset dates which will occur as follows:

                  o The next three reset dates will occur each three months after the first reset date.

                  o The next two subsequent reset dates will occur each six-month period thereafter.

      Since we have not yet filed our first registration statement, the first reset date has not yet occurred.

      (3) Effective August 6, 1999, pursuant to an Agreement and Plan of Reorganization, HumaScan, Inc ("HumaScan"), acquired all of the issued and outstanding shares of two privately owned businesses, the New Algae Company ("NAC") and The New Earth Company ("NEC") from Daryl J. Kollman and Marta C. Kollman. In consideration of the shares of NAC and NEC, HumaScan issued to Daryl J. Kollman and Marta C. Kollman (together the "Kollmans") an aggregate of 13,000,000 shares of common stock of HumaScan and an aggregate of 748,507 shares of Series B Preferred Stock ("Preferred Stock") of HumaScan. Each share of preferred stock was converted into
      108.520933 shares of HumaScan common stock (an aggregate of 81,228,723 shares). As of August 6, 1999, HumaScan had 8,139,070 shares of common stock outstanding immediately prior to the reorganization and issuance to the Kollmans, and had reserved 2,569,107 shares of common stock for issuance upon the exercise of outstanding options and warrants or pursuant to HumaScan's 1996 Stock Incentive Plan. On August 10, 1999, HumaScan undertook a 1:10.8520933 reverse stock split. The transaction in (3) above involved two persons, each whom is an accredited investor, as that term is used in Regulation D, and did not involve a general solicitation.

      All of the above transactions were effected pursuant to Section 4(2) of the Securities Act of 1933.

ITEM 6. SELECTED FINANCIAL DATA.

                                                  Years ended December 31,

                                 2000           1999          1998        1997         1996
                               -------        -------       -------     --------     --------

($ in thousands, except per share data)
RESULTS OF OPERATIONS

Revenue                        $38,977        $54,488       $74,071     $124,788     $212,612

Gross Profit                    27,488         39,739        54,851      102,591      173,908

Selling Profit                   9,855         15,306        21,026       42,314       69,791

Operating
Income/(Loss) from
operations                      (2,436)        (4,439)        1,670       15,837       31,201

Net Income/(Loss)
before taxes                    (2,784)        (4,141)        2,296       17,253       34,100

Net Income/(Loss)               (2,784)        (4,141)        2,296       17,253       34,100

Net Income/(loss) per
common share

   Basic                         (0.26)         (0.45)         0.26         1.99         3.92

   Diluted                       (0.26)         (0.45)         0.26         1.99         3.92

Weighted Average Shares
Outstanding

   Basic                    10,640,895      9,280,431     8,683,000    8,683,000    8,683,000

   Diluted                  10,640,895      9,280,431     8,683,000    8,683,000    8,683,000

SELECTED BALANCE SHEET DATA

Cash & Cash
Equivalents                         --             --         1,502           --        5,171

Current Assets                   3,881          4,723         5,505       19,961       20,032

Total Assets                    27,250         32,815        41,099       46,224       47,925

Current
Liabilities                     11,223         13,938         8,577       21,653       12,526

Total
Liabilities                     11,485         14,266         9,376       14,007       25,676

Shareholders'
Equity                          15,765         18,549        31,723       32,217       22,249

Our Quarterly Data

      The following table sets forth our unaudited consolidated quarterly statement of income data for the periods indicated. In our opinion, this information has been prepared on the same basis as our audited Consolidated Financial Statements set forth in this report and includes all necessary adjustments, consisting only of normal recurring adjustments, that are considered necessary to present fairly this information in accordance with generally accepted accounting principles. You should read this information in conjunction with the Consolidated Financial Statements and related Notes in Item 14 of this report, beginning on page F-1. Our consolidated operating results for any one quarter are not necessarily indicative of results for any future period.

                                           Year Ended December 31, 2000

                                      ($ in thousands, except per share data)

                                 First         Second         Third          Fourth
                                Quarter        Quarter        Quarter        Quarter
                                -------        -------        -------        -------
Revenue                           11,136          9,971          9,166          8,704

Operating Loss                      (287)          (832)          (487)          (830)

Net Loss                            (314)          (802)          (630)        (1,038)

Basic Net Loss per share           (0.03)         (0.07)         (0.06)         (0.10)

Diluted Net Loss per Share         (0.03)         (0.07)         (0.06)         (0.10)

Weighted Average Number of
Shares Outstanding

     Basic                    10,640,895     10,640,895     10,640,895     10,640,895

     Diluted                  10,640,895     10,640,895     10,640,895     10,640,895

                                           Year Ended December 31, 1999

                                      ($ in thousands, except per share data)

                                 First         Second         Third          Fourth
                                Quarter        Quarter        Quarter        Quarter
                                -------        -------        -------        -------
Revenue                           14,860         13,819         13,127         12,682

Operating Loss                      (175)        (1,854)        (1,003)        (1,407)

Net Loss                             (39)        (1,172)        (1,086)        (1,844)

Basic Net Loss per share           (0.00)         (0.13)         (0.12)         (0.17)

Diluted Net Loss per Share         (0.00)         (0.13)         (0.12)         (0.17)

Weighted Average Number of
Shares Outstanding

     Basic                     8,683,000      8,683,000      9,183,000     10,572,725

     Diluted                   8,683,000      8,683,000      9,183,000     10,572,725

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

      From time to time, we or our representatives have made or may make forward-looking statements, orally or in writing, including in this Report. Such forward-looking statements may be included in, without limitation, press releases, oral statements made with the approval of one of our authorized executive officers and filings with the Securities and Exchange Commission. The words or phrases "anticipates," "believes," "expects," "intends," "will continue," "estimates," "plans," "projects," or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995.

      Our forward-looking statements are subject to certain risks, trends, and uncertainties that could cause actual results to vary materially from anticipated results, including, without limitation, market acceptance of our marketing and merchandising concepts, changes in political and general market conditions, demand for and market acceptance of new and existing products, availability and development of new products, increased competition, our failure to attain satisfactory outside financing and adverse weather conditions at Upper Klamath Lake. These factors are discussed in further detail below under "Risks and Uncertainties." Should any one or more of these risks or uncertainties materialize, or should any underlying assumptions prove incorrect, actual results may vary materially from those discussed herein as expected, believed, estimated, intended or anticipated. We undertake no obligation to revise or publicly release the results of any revisions to these forward-looking statements.

Business Restructuring

      In November 1998, HumaScan announced that it was in the process of evaluating various strategic alternatives, as it did not have adequate resources for the completion of clinical trials and marketing of the BreastAlert Device and believed it was prudent to devote the remaining resources to obtaining further financing. Later that month, due to a lack of adequate financing, HumaScan terminated the employment of all but three employees and ceased all operations, focusing substantially all of its efforts on obtaining new financing and/or restructuring its business. In December 1998, unable to obtain further financing, HumaScan began the process of winding down its operations, including terminating the remaining three employees. The Board of Directors approved consulting agreements between HumaScan and the former CFO, President and Operations Director of HumaScan to negotiate settlement agreements with Scantek Medical, Inc. to terminate the license agreement, terminate the lease, negotiate settlements with other creditors, and explore the possibilities for restructuring and/or reorganizing the business.

      On July 16, 1999, HumaScan entered into the Reorganization Agreement with Daryl J. Kollman and Marta C. Kollman (together the "Kollmans"). Pursuant to the Reorganization, which occurred on August 6, 1999, HumaScan acquired all the assets of NEC and NAC in exchange for shares of HumaScan common stock and convertible preferred stock, which upon conversion of the preferred stock in August 1999, represented approximately 92% (approximately 86% on a fully diluted basis) of the outstanding HumaScan common stock. Following the Reorganization, on August 10, 1999, HumaScan changed its name to Cell Tech International Incorporated. The Reorganization Agreement is more fully described in the Form 8-K filed with the SEC on August 2, 1999.

      The Reorganization was accounted for as a reverse acquisition. Accordingly, for accounting purposes, NEC and NAC record the transaction as an acquisition of HumaScan, and the historical financial statements of NEC and NAC have become our historical financial statements. For a summary description of the results of operation of HumaScan in 1998, see "HumaScan Financial Performance" below.

Results of Operations

      The following discussion of results of operations relates to the combined historical operations of NEC and NAC for periods before the Reorganization and to Cell Tech International Incorporated for periods following the Reorganization. The historical results of operations of HumaScan are described under "HumaScan Financial Performance."

Fiscal 2000 Compared to Fiscal 1999

      Net sales for the year ended December 31, 2000 were $38,976,663, a decrease of 28% from net sales of $54,487,939 for the year ended December 31, 1999. The decrease in sales is directly related to a 29% decrease in orders for the same period. Average order size increased to $127 from $124 over the same period. The average number of distributors in 2000 decreased to an average of 60,899 in 2000, which was 22% lower than the average of 73,372 distributors in 1999. Sales of our food supplement products are made through a multi-level marketing network of distributors, so sales are positively linked with the number of distributors.

      Gross profit represents net sales less the cost of goods sold, which includes the cost of harvesting blue-green algae from Klamath Lake, the cost of other materials, direct labor expenses, an allocation of overhead costs, amortization, and depreciation. Gross profit decreased to 71% from 73% of net sales between the years ended December 31, 2000 and 1999, respectively. The decrease in the gross profit margin is due to the fixed cost component of cost of goods sold being spread over a decreased revenue base.

      Selling profit represents gross profit less commission expense. Commission expense for 2000 and 1999 was 45% of net sales, respectively. We are a multi-level marketing organization. Distributors make up our sales force. Distributors buy algae products for their own consumption plus they actively recruit other distributors into our network. Distributors are paid commissions based upon their personal sales volumes and the sales of distributors beneath them in their network.

      Operating expenses include shipping and handling expenses, selling expenses, research and development expenses and general and administrative expenses. In total, operating expenses decreased $7,453,770 or 38% to $12,292,009 for the twelve months ended December 31, 2000 from $19,745,779 for the twelve months ended December 31, 1999. The components of operating expenses are discussed below.

      o Shipping and handling expenses includes purchasing, receiving, and materials management. Shipping and handling expenses decreased $1,801,992 or 46%, to $2,097,369 in 2000 from $3,899,361 in 1999.
            The decrease was due to a $1,471,840 decrease in freight expenses in 2000 due to the overall decrease in sales. Shipping and handling expenses as a percent of net sales decreased to 5% for the year ended December 31, 2000 from 7% for the year ended December 31, 1999.

      o Selling expenses includes order operator and distributor services expenses, marketing and promotion expenses, and the expenses of the Office of the President and CEO. Selling expenses decreased $2,636,065 between 2000 and 1999 to $5,338,194 from $7,974,259. This decrease was primarily due to a decrease in salaries and compensation of

            $1,589,380. Selling expenses were 14% of sales for the year ended December 31, 2000 and 15% of sales for the year ended December 31, 1999.

      o Research and development expenses decreased 69% to $456,098 in 2000 from $1,453,371 in 1999, which constituted 1% and 3% of net sales, respectively.

      o General and administrative expenses decreased by $2,018,440 between 2000 and 1999. For the year ended December 31, 2000, general and administrative expenses averaged 11% of sales while they were 12% of sales for the year ended December 31, 1999. The decrease between 2000 and 1999 is attributable to additional costs incurred in 1999 relating to the repayment of the outstanding balance of the loan from the former owner of Cell Tech, a decrease in legal and consulting fees incurred during 2000, and a decrease in costs associated with the consolidation of office space and leased facilities that occurred in 1999.

      Other income decreased to $421,015 for the year ended December 31, 2000 from $1,012,660 for the year ended December 31, 1999 principally due to a decrease in sundry income collected from Distributors offset by recording the fair value cost of penalty shares and warrants to be issued to an investor in the amount of $250,000. Interest expense increased slightly to $768,492 in 2000 from $714,025 in 1999. This increase was due to various fees paid to the current lender, partially offset by a decrease in interest expense due to a decrease in outstanding debt in 2000 versus 1999.

      Prior to 1999, NEC and NAC were S corporations and the shareholders - not NEC and NAC- were responsible for the payment of income taxes. During 1999, NEC and NAC changed their tax status to that of a C corporation. Subsequent to the change in the tax status, we did not incur any income tax liabilities for the remainder of its fiscal years ended December 31, 1999 or 2000.

Fiscal 1999 Compared to Fiscal 1998

      Net sales for the year ended December 31, 1999 were $54,487,939, a decrease of 26% from net sales of $74,071,275 for the year ended December 31, 1998. The decrease in sales is directly related to a 25% decrease in orders for the same period. Average order size increased from $123 to $127 over the same period. The average number of distributors in 1999 decreased to an average of 73,372 in 1999, which was 33% lower than the average of 109,402 distributors in 1998. Sales of our food supplement products are made through a multi-level marketing network of distributors, so sales are positively linked with the number of distributors.

      Gross profit represents net sales less the cost of goods sold, which includes the cost of harvesting blue-green algae from Klamath Lake, the cost of other materials, direct labor expenses, an allocation of overhead costs, amortization, and depreciation. Gross profit decreased to 73% from 74% of net sales between the years ended December 31, 1999 and 1998, respectively. The decrease in the gross profit margin is due to the fixed cost component of cost of goods sold being spread over a decreased revenue base.

      Selling profit represents gross profit less commission expense. Commission expense for 1999 and 1998 was 45% and 46% of net sales, respectively. We are a multi-level marketing organization. Distributors make up our sales force. Distributors buy algae products for their own consumption plus they actively recruit other Distributors into our network. Distributors are paid commissions based upon their personal sales volumes and the sales of Distributors beneath them in their network.

      Operating expenses include shipping and handling expenses, selling expenses, research and development expenses and general and administrative expenses. In total, operating expenses increased $390,249 or 2% to $19,745,779 for the twelve months ended December 31, 1999 from $19,355,531 for the twelve months ended December 31, 1998. The components of Operating Expenses are discussed below.

      o Shipping and handling expenses includes purchasing, receiving, and materials management. Shipping and handling expenses decreased $874,163 or 18%, to $3,899,361 in 1999 from $4,773,524 in 1998. The decrease was primarily due to a decrease in freight expenses in 1999 due to the overall decrease in sales. Shipping and handling expenses as a percent of net sales increased to 7% for the year ended December 31, 1999 from 6% for the year ended December 31, 1998.

      o Selling expenses includes order operator and distributor services expenses, marketing and promotion expenses, and the expenses of the Office of the President and CEO. Selling expenses decreased $1,260,074 between 1999 and 1998 to $7,974,259 from $9,234,333 and increased as a percent of net sales. Selling expenses were 15% of sales for the year ended December 31, 1999 compared to 12% of sales for the year ended December 31, 1998.

      o Research and development expenses increased 42% to $1,453,371 in 1999 from $1,023,909 in 1998, which constituted 3% and 1% of net sales, respectively.

      o General and administrative expenses increased by $2,095,023 between 1999 and 1998. For the year ended December 31, 1999, general and administrative expenses averaged 12% of sales while they were 6% of sales for the year ended December 31, 1998. The increase between 1999 and 1998 is attributable to additional costs incurred in 1999 relating to the repayment of the outstanding balance of the loan from the former owner of Cell Tech, an increase in legal and consulting fees incurred during 1999, and an increase in costs associated with the consolidation of office space and leased facilities in 1999.

      o Other income increased to $1,012,660 for the year ended December 31, 1999 from $882,985 for the year ended December 31, 1998. This increase was principally due to a $210,890 decrease in the loss on the disposition of assets during 1999 versus 1998.

      Prior to 1999, NEC and NAC were S corporations and the shareholders - not NEC and NAC- were responsible for the payment of income taxes. During 1999, NEC and NAC changed their tax status to that of a C corporation. Subsequent to the change in tax status, we did not incur any income tax liabilities for the remained of our fiscal year ended December 31, 1999.

Fiscal 1998 Compared to Fiscal 1997

      Net sales between the years ended December 31, 1997 and 1998 decreased by $50,716,483 or 41% to $74,071,275 for 1998 from $124,787,758 for1997. In 1998, there were just under 900,000 orders placed compared to over 1.5 million orders placed in 1997. However, average order size increased to $123 in 1998 compared to $120 in 1997. Additionally, the average number of Distributors decreased to 109,402 in 1998, a 47% decrease from 207,965 in

1997. Sales of our food supplement products are made through a multi-level marketing network of Distributors, so sales are positively linked with the number of Distributors.

      Gross profit as a percentage of sales decreased to 74% for 1998 compared to 81% for 1997. The decrease in the gross profit margin is due to the fixed cost component of cost of goods sold being spread over a decrease revenue base.

      Selling profit is gross profit further reduced by commission expense paid to our distributors. Commissions averaged 48% of sales in 1997. The average commission decreased to 46% of sales in 1998 since we started paying the commission based upon 90% of the wholesale price of our products rather than 100%.

      Operating expenses decreased by $7,121,256 or 27% between the years ended December 31, 1998 and 1997. The components of operating expenses are discussed below:

      o Shipping and handing expenses decreased by $2,852,430 or 37% between 1998 and 1997. In 1998 and 1997, shipping and handling expenses was approximately 6% of sales. The decrease was primarily due to a decrease in freight expenses in 1998 due to the overall decrease in sales.

      o Selling expenses decreased a total of $3,799,429, to $9,234,333 for the year ended December 31, 1998 from $13,033,762 for the year ended December 31, 1997. However, Selling Expenses increased as a percentage of sales, to 12% in 1998 from 10% in 1997.

      o Research and Development expenses increased 73% or $430,897 between 1998 and 1997 due to our support of algae based research projects at various academic institutions.

      o General and Administrative expenses for 1998 decreased $900,292 or 17% from its 1997 level. A decrease in payroll and related expense in excess of $500,000 accounted for the most significant portion of the decrease. In 1997, General and Administrative expenses were 4% of sales and they were 6% of sales in 1998.

      Other income decreased by $1,031,799 between 1998 and 1997. Decreases in sundry income from Distributors and a loss on disposition of assets during 1998 are the primary sources of the 54% decrease in other income.

      During 1998 and 1997, NEC and NAC were S corporations, thus no tax provision was required.

Liquidity and Capital Resources

Cash Flows

      Working capital deficit at December 31, 2000 amounted to $7,341,964, a decrease of $2,122,505 from a working capital deficit of $9,214,469 as of December 31, 1999. At December 31, 2000, we had an overdraft of $1,310,551 versus a bank overdraft of $247,584 as of December 31, 1999.

      Net cash flows used by operating activities for the year ended December 31, 2000 amounted to $564,012 compared to cash flows provided by operations of $4,510,888 for the year ended December 31, 1999. The decrease in cash flows generated by operations is primarily due to a $5,450,803 decrease in selling profit between the years ended December 31, 2000 and 1999 and changes in current assets and liabilities.

      Cash flows used in investing activities for the year ended December 31, 2000 was $141,399, net of $4,094 of proceeds from sales of equipment. This is down $392,512 from net cash used for investing activities of $533,911 for the year ended December 31, 1999, due to a decrease in equipment purchases during the fiscal year ended December 31, 2000.

      Net cash flows provided by financing activities was $705,411 for the year ended December 31, 2000 versus net cash used for financing activities of $5,479,087 during 1999. This change is principally due to $10,110,339 of shareholder distributions made during 1999 versus $0 during 2000.

      Working capital deficit at December 31, 1999 amounted to $9,214,469, an increase of $6,143,201 from a working capital deficit of $3,071,268 as of December 31, 1998. Cash and cash equivalents decreased over the same period by $1,502,110, the cash balance at December 31, 1998. At December 31, 1999, we had an overdraft of $247,584.

      Net cash flows provided by operating activities for the year ended December 31, 1999 amounted to $4,510,888 compared to cash flows provided by operations of $6,565,979 for the year ended December 31, 1998. The decrease in cash flows generated by operations is primarily due to a $5,719,496 decrease in selling profit and an increase in operating costs of $390,248 between the years ended December 31, 1999 and 1998. The decrease was offset in part by changes in current assets and liabilities.

      Net cash flows used for financing activities was $5,479,087 for the year ended December 31, 1999 versus net cash used for financing activities of $4,011,513 during 1998. This change is principally due to an increase in shareholder distributions, from $10,110,339 during 1999 versus $2,790,000 during 1998, partially offset by $1,650,000 received from a 1999 sale of common stock and warrants (See "Recent Sales of Unregistered Securities") and funding received from our credit agreement established during 1999.

      Working capital deficit at December 31, 1998 amounted to $3,071,268, an increase of $5,741,385 from a working capital deficit of $8,812,653 as of December 31, 1997. Cash and cash equivalents increased over the same period by $1,502,110, the cash balance at December 31, 1998.

      Net cash flows provided by operating activities for the year ended December 31, 1998 amounted to $6,565,979 compared to cash flows provided by operations of $3,605,063 for the year ended December 31, 1997. The increase in cash flows generated by operations is primarily due to significant realizations of assets into cash during 1998 versus a significant accumulation of assets and reduction of liabilities during 1997.

      Cash flows used in investing activities for the year ended December 31, 1998 was $1,052,356, net of $280,266 of proceeds from sales of equipment. This is a decrease of $163,011 from net cash used for investing activities of $1,215,367 for the year ended December 31, 1997. This change is principally due to a decrease in equipment purchases in 1998 of $151,324.

      Cash flows used by financing activities during the year ended December 31, 1998 decreased $3,549,265 from outflows of $7,560,778 in 1997 to $4,011,513 in
1998. This decrease was principally due to decreased distributions to shareholders, which decreased to $2,790,000 during 1998 from $7,285,000 in 1997.

Line of Credit

      In June 1999, we entered into a $15 million Line of Credit Agreement with a financial institution. The agreement provides for: Receivable Loans and the Advances and Inventory Loans, Term Loans, and Equipment Acquisition Loans. The Receivable Loan and the Advances and Inventory Loans bear interest at a rate equal to the prime rate plus 2.5% per annum and expire June 30, 2002. The balance outstanding under the Receivable Loans and the Advances and Inventory Loans at December 31, 2000 was $1,105,012. The Term Loans and Equipment Acquisition Loans bear interest at a rate equal to the prime rate plus 2.75% and are repayable in 60 monthly installments by July 1, 2004. The total balance outstanding under the Term Loans and Equipment Acquisition Loans at December 31, 2000 was $1,691,541. We incur a minimum monthly interest charge for an amount equal to all interest that would have been accrued had the daily aggregate outstanding balance of all Loans been equal to 40% of the Maximum Dollar Debt.

      The majority shareholders and substantially all of our assets guarantee the Line of Credit Agreement. Certain restrictive covenants exist and we are not in compliance with such covenants. In order to pay-off the outstanding balance the lender began withholding funds in August 1999 from the daily collections and applied such withholdings to the outstanding balance. These withholdings ceased in February 2001. Our ability to borrow under the Line of Credit Agreement was also restricted as a result of the lender reducing the availability under the Line of Credit Agreement by the cumulative of the daily withholdings.

      We incurred certain loan fees amounting to $864,505, upon closing of the agreement. The Line of Credit incurs annual loan fees, a renewal fee and an early termination fee.

Going Concern

      We incurred a net loss of $2,783,939 before taxes in 2000. Additionally, our current liabilities exceeded our current assets by $7,341,964 at December 31, 2000. We have a $15 million Line of Credit Agreement with a financial institution as described and summarized in Note 7 to the Financial Statements. We are not in compliance with certain restrictive covenants. Accordingly, the entire amount outstanding under the Line of Credit Agreement of $2,796,553 as at December 31, 2000 has been classified as a current liability. In order to payoff the outstanding balance the lender began withholding funds from our daily collections and applied such withholdings to the outstanding balance. Our ability to borrow under the Line of Credit Agreement was also restricted as a result of the lender reducing, the availability under the Line of Credit Agreement by the cumulative of the daily withholdings. As a result, we are experiencing difficulty in generating sufficient cash flows to meet our obligations.

      Our financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern. Our continuation as a going concern is dependent upon our ability to generate sufficient cash flows to meet our obligations on a timely basis.

      We are continuing our efforts to raise both debt and equity financing. However, there can be no assurance that we will be able to service additional financing, or that if such financing is available, whether the terms or conditions would be acceptable to us.

Quantitative and Qualitative Disclosures about Market Risk

      We have not entered into any transactions using derivative financial instruments or derivative commodity instruments. We believe our exposure to market risk associated with other financial instruments is not material.

HumaScan Financial Performance

      Due to the fact that HumaScan shut down its operations in December 1998, a separate Form 10-K was never filed with respect to HumaScan's 1998 results. For detailed information regarding HumaScan's financial performance, please refer to HumaScan's financial statements attached to this Form 10-K.

      HumaScan's net loss for the year ended December 31, 1998 was $10,756,608, or a loss of $1.38 per share, compared to a loss of $4,150,325, or $0.54 per share, for the period ended December 31, 1997. The increased loss for the year was the result of expenditures incurred in connection with the unsuccessful U.S. launch of the BreastAlert device that commenced on December 29, 1997, special charges associated with provisions made to discontinue the business, start-up costs associated with it's manufacturing efforts and increased general and administrative costs associated with efforts to restructure and recapitalize the business.

      HumaScan had revenues of $0 in 1998 compared to $7,580 in 1997. Operating expenses were $243,552 for the year ended December 31, 1998 as compared to $4,732,821 for the year ended December 31, 1997, primarily due to decreases in staffing, overhead levels, discontinued development costs for manufacturing, and reduced marketing for the BreastAlert device. Interest income for the year ended December 31, 1998 was $0 compared to $574,916 for the period ended December 31, 1997 due to the decreased cash position.

      HumaScan's combined cash and cash equivalents totaled $214,567 at December 31, 1998, a decrease of $1,229,272 from December 31, 1997. This decrease resulted from the net cash used in operating activities of $6,647,015 offset by net cash provided in investing activities of $5,290,100 and an increase provided by financing activities of $127,643. Total liquid resources, including investments, as of December 31, 1998 were $214,567 compared to $7,887,398 at December 31, 1997.

Risks and Uncertainties

Variability of Results

      Our annual sales peaked at approximately $200 million in 1996. Subsequent to 1996, sales have decreased annually. There can be no assurance that we will return to generating profits on either a quarterly or annual basis. We have experienced a continual downward trend in sales. While the rate of decrease has shown signs of slowing, the downward trend may continue in future periods. Many factors account for the decrease in sales, including low productivity of independent distributors, loss of services of certain existing distributors, and competition. Our inability to adjust our operating expenses to fully compensate for the decrease in sales contributes to our small profit margins.

      Consequently, we have experienced a significant decrease in working capital since the end of 1998. We are facing difficulties generating sufficient cash flow to timely meet our financial obligations, including complying with the terms of the financing agreement for our Line of Credit.

Effects of Clinical Studies, Scientific Review, and Publicity

      We believe that the increasing interest generally in vitamins, nutritional supplements and similar products is driven by national media attention to recent scientific research that highlights potential health benefits of consuming certain vitamins and nutritional supplements. While we have concluded from extensive independent research that SBGA, the principal ingredient in our products, has significant nutritional value, consumer demands for nutritional supplements are generally dependent on publicized scientific findings. Consumer perception of the values of vitamins and nutritional supplements would be greatly altered should future studies report that nutritional and alternative medicine is in any way either harmful or not beneficial to health.

      Moreover, any future publicity relating to illnesses or other adverse effects resulting from consumers' use of certain nutritional products, which existing and potential customers might associate with our products, could have an adverse effect on our business. Media focus on the repercussions from consumers' misuse or abuse of our products or other similar products, or from consumers' failure to consume as we or other companies suggest could be equally harmful to our operations. We cannot guarantee there will not be any future unfavorable publicity or scientific findings about the effects of consumption of vitamins and nutritional supplements. The previously referenced Los Angeles Times article states that recent adverse publicity regarding the nutritional supplement industry was adversely affecting sales of nutritional products.

Consumer Demand for New & Individual Products

      Our ability to introduce safe, new and innovative products contributed to the growth of our business in the nutritional supplement market. We have expended and will expend a significant amount of resources on the research and development of such products. The success of these products is, however, conditioned upon different factors, including consumers' acceptance of innovative products and our compliance with governmental regulatory laws. We cannot be certain that sales of new products that we introduce into the markets will achieve success in the future, as there is no assurance that consumers will continue to accept such products or that we can obtain regulatory approvals for them.

Supply of Raw Materials; Conditions Affecting Harvest

      We harvest our own SBGA in Upper Klamath Lake, one of the few places in the world where SBGA grows in massive quantities sufficient for harvesting. Although we may not depend on third-party suppliers for sources, our reserve of SBGA is determined by the growth of Aphanizomenon flos-aquae in the lake. Aphanizomenon flos-aquae has flourished in Upper Klamath Lake because of Upper Klamath Lake's protected environment, abundance of minerals, natural nitrogen, clean water and regular sunshine. In 1996 the Klamath basin, which encompasses the Upper Klamath Lake, experienced a drought. We do not believe that the 1996 drought had any effect on our harvest. A severe shortage of water at the lake and a lack of funds precluded our harvest of SBGA for the 2000 season; however, despite a water shortage in 2001, which precludes a harvest from the "A" canal, we have commenced harvesting directly from Upper Klamath Lake in July 2001 through the use of a uniquely designed harvester . We cannot assure the absence of future adverse weather conditions disturbing the growth of Aphanizomenon flos-aquae.

      Furthermore, a toxic strain of algae called Microcystis aeruginosa occasionally blooms in Upper Klamath Lake and contaminates some of our harvest of SBGA with microcystin, a toxin. In 1997, the Oregon Department of Agriculture adopted an administrative rule establishing a maximum level of 1 microgram per gram (1 ppm) of microcystin that may be present in blue-green algae to be sold for human consumption. We have not been able to determine the potential impact of the rule on our operations. Any future toxic algae blooms would diminish our supply of SBGA, and the administrative rule may also have the effect of reducing our inventory of usable SBGA for the manufacture of some of our products. However, due to the fact that we have 9 months of frozen algae inventory for use in capsules and tablets and 30 months of frozen algae for use with vendor products we do not anticipate a shortage of supply resulting from the microcystin problem.

      We constructed a modern SBGA processing system that is continually improved and updated. Potential unexpected system failures may, however, interrupt production and reduce sales revenue. System failures may result from events beyond our control, including natural disasters such as fires and unexpected weather changes, intentional acts of break-ins and sabotage, and similar misconduct.

Competition--Products, Pricing, and Marketing; Intellectual Property Protection

      The market for nutritional supplements and personal care products is highly competitive at all stages of distribution. Most of our competitors in the business of development, manufacture, and marketing of vitamins and other nutritional supplements, including large pharmaceutical companies, have greater product offerings, longer operating histories in the markets and superior financial capabilities than us. We face intense competition with numerous companies in traditional retail channels, such as drug store chains, independent drug stores, supermarkets, and health and natural food stores. Although the practice of ordering products from home is becoming increasingly popular, consumers are more accustomed to purchasing products through these traditional sales channels.

      Although we now have trademark protection for a number of our product labels in the United States and in some foreign countries, and are currently pursuing registration of other trademarks, we do not have trademark registration for the name "Cell Tech." Moreover, we do not have patent protection for our products. Any unlawful or lawful use of our trade names or the ingredient Super Blue Green(R) Algae to manufacture similar products by competitors could have a material adverse effect on our business.

Retention and Productivity of Distributors

      We rely almost exclusively on a network marketing system of independent Distributors to sell our products. The success of our operations depends on our ability to attract new Distributors and maintain business relationships with existing Distributors. We compete with other network marketing companies for Distributors and can experience high turnover among our Distributors. Because some of these companies may have a longer history of operations and superior resources, their ability to appeal to a large base of Distributors is greater. There can be no assurance that existing Distributors will not terminate their services to us or that the number of Distributors for our products will remain steady or increase.

      Moreover, our revenue is dependent on the ability of the Distributors to attract and retain customers. A decrease in the productivity of existing Distributors would adversely affect our financial conditions. We cannot assure you that the Distributors will maintain or increase their productivity. We also cannot accurately predict the future productivity of the Distributors since their operations depend on their ability to sponsor, train, and motivate new Distributors.

Regulation of Distributors and Network Marketing System

      Since the Distributors in the network marketing system are not our employees, they are not subject to the same degree of supervision and management as our employees. While the services of the Distributors to our business are governed by certain contractual rules of conduct, it is difficult to monitor or control the conduct of the sales associates of Distributors marketing our products. Violations of our policies and rules by sales associates in dealing with customers could reflect negatively on our products and operations, and harm our business reputation.

      Furthermore, extensive federal, state, and local laws that regulate direct selling activities govern our network marketing system. We believe that our marketing practices have been and are consistent with such laws, but we cannot provide assurance that any future changes to laws and regulations of any particular jurisdiction will not affect our operations. We could also be held civilly or criminally accountable on the basis of vicarious liability as a result of the actions of independent Distributors.

Departure of Distributors

      A group of Distributors have severed their ties with us and are now competing against us. This will adversely affect us in that these Distributors will no longer be generating revenues for us and furthermore, the departing Distributors can be expected to divert business to our competitors.

Alternative Channels of Distribution

      On May 18, 2001, we commenced, on a limited test basis, sales through infomercials. This alternative distribution strategy is designed to provide a complementary marketing method for our Distributors. While we believe the infomercials will complement the sales efforts of our Distributors, there can be no assurance that it will have its intended effect with our Distributors and may create conflicts with our Distributors that could result in the loss of many of our Distributors, which in turn would mean a decline in our sales volume and would be detrimental to our business and result in losses from our operations. However, our tests results, and the responses that we have received from Distributors, indicate that there are no conflicts with our present distribution methods. Moreover, such a program requires an investment in producing the infomercial videos. We have discontinued airing such infomercials until we have sufficient funds to continue producing such videos.

Management of Operations

      We may face difficulty in recruiting a permanent Chief Financial Officer. Our limited ability to attract such personnel could be materially adverse to our business and financial conditions.

      Limitations on our ability to attract additional key management personnel as we grow could be materially adverse to our business and financial conditions. Our location in Klamath Falls, Oregon is a limiting factor on our ability to attract key management personnel when we need it, particularly in the areas of marketing and information systems.

      In addition, since we will need additional managers who have key strategic skills, we could be confronted with new personnel challenges as our business expands. The future success of our business and financial conditions will depend significantly on our ability to add key management personnel in a timely and cost effective manner.

Dispute Between Principal Shareholders

      Daryl and Marta Kollman, shareholders who together own approximately 82% of our outstanding shares of common stock, have filed divorce proceedings. Daryl Kollman and Marta Kollman jointly, and their affiliate Klamath Cold Storage Co., are lessors of substantially all of our facilities, including office space, processing and freezer storage space. Although one lease is in effect until 2005, we lease the rest of these facilities on a month-to-month or year-to-year basis. The disposition of these properties pursuant to the divorce could have an adverse or disruptive effect on our operations, if the party who receives a particular property elects to significantly increase rents or terminate any such lease arrangement at the end of the then current lease term. In addition, compliance with discovery requests may also have a disruptive effect on our business and operations, and it may be necessary for our Chief Executive Officer, Marta Kollman, to spend a portion of her time devoted to handling matters related to the divorce. Moreover, Daryl Kollman is no longer actively involved in management and has been unwilling to execute personal guarantees on our behalf, as he has done in the past. On May 14, 2001, Marta Kollman petitioned the Circuit Court for the State of Oregon with a motion seeking, among other court orders, to enjoin Daryl Kollman from interfering with any future loan applications of Marta Kollman or us and a self executing judgment provision whereby the court would sign a loan application on behalf of Daryl Kollman. The court held that Daryl Kollman is to cease and desist from any such endeavors of interfering with our loan applications during the pendency of the dissolution proceedings and is prohibited from writing letters or communicating orally with any lending institutions unless requested to do so by the institution. The court also held that Daryl Kollman, if presented with loan documents to sign and if he objects to those documents in form or content, he must first raise it with the court. The court has yet to issue a ruling determining a number of issues in this matter.

Impact of Government Regulation

      The formulation, manufacture, labeling, and advertising of our products are subject to extensive federal, state, and local governmental regulation. We have, from time to time, received formal and informal inquiries from governmental regulators about our business and compliance with existing laws. We have on occasions altered our product formulas and revised our labeling and promotion practices to comply with such laws. To enforce statutes and regulations, governmental agencies may initiate investigations, issue warning letters and cease and desist orders, impose corrective measures, seek injunctive relief or product seizure, impose civil penalties, or pursue criminal prosecution. Therefore, any future repeal, amendment, or narrow interpretations of current statutes or regulations that render our current practices noncompliant could substantially hinder our ability to maintain or increase our stream of distribution, or to introduce new products into the markets. We cannot predict the nature of any of such future laws, regulations, or interpretations, or what kind of impact they might have on our business. Future laws and regulations requiring the reformulation, discontinuance, or relabeling of any of our products to comply with new standards could interrupt our product distribution and potentially harm our business. Even if future governmental actions or investigations in our business do not halt the manufacture of any of our products, they could create negative publicity, thereby harming our business.

Uncertainties in the International Markets

      Our operation growth strategy involves expanding product sales into the international markets in Europe and Asia. We believe that there is a potential for growth internationally, but our ability to enter these markets effectively may be limited by various factors, which include varying domestic regulations, responsiveness of government authorities, cultural differences and political uncertainties. We cannot provide assurance that consumers in any of our potential new international markets will be receptive to our nutritional supplement and personal care products. We also cannot assure you that we will be able to reformulate our products or adjust our labeling and promotion practices to comply with foreign laws and regulations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

      We have not entered into any transactions using derivative financial instruments or derivative commodity instruments and believe that our exposure to market risk associated with other financial instruments is not material.

      Our primary market risks include fluctuations in interest rates. Our management believes that fluctuation in interest rates in the near term would not materially affect our consolidated operating results, financial position or cash flows as we have limited risks related to interest rate fluctuations.

      The Kollmans have sole voting and investment power with respect to their shares. The Internal Revenue Service has a security interest in all of their shares pursuant to a Notice of Determination dated June 18, 1999, under the terms of which the shares are held in trust and will be released upon the Kollmans' payment of their federal income tax liabilities for various specified years. The Kollmans will sell their shares as needed and allowed by federal and state securities laws to make quarterly payments to the Internal Revenue Service. The Kollmans retain all voting rights incident to their shares while the shares are held in trust. The Internal Revenue Service may seize the Kollmans' shares from trust if the Kollmans fail to timely cure a default upon their commitments to the Internal Revenue Service under the Notice of Determination. The Internal Revenue Service would thereafter proceed to sell or judicially foreclose some or all of the shares for payment of the Kollmans' tax liabilities as allowed by applicable law.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

      Our Financial Statements and Supplementary Data required by this Item 8 are included in Item 14.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

      On October 28, 1999, we determined to engage BDO Seidman LLP ("BDO") as the principal accountant to audit our financial statements for the fiscal years ending December 31, 1998 and 1999. Our Audit Committee of the Board of Directors recommended the appointment of BDO. Prior to the retention of BDO, KPMG LLP was our auditor.

      The Report of KPMG LLP ("KPMG") on our financial statements for either of the past two fiscal years in the period ended December 31, 1997 did not contain an adverse opinion or disclaimer of opinion nor was it modified as to uncertainty, audit scope or accounting principles. We do not believe that there were any disagreements with KPMG on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, during those past two fiscal years and the subsequent interim period through September 30, 1997 which, if not resolved to KPMG's satisfaction, would have caused KPMG to make reference to the subject matter of the disagreement(s) in connection with its Reports.

      During the two most recent fiscal years, there have been no reportable events as defined in Regulation S-K Item 304(a)(1)(v). We have not had discussions with our new independent public accountants regarding documentation requirements on the above issue.

      We requested KPMG to furnish a letter addressed to the Securities and Exchange Commission stating whether it agrees with the statements made by us and, if not, stating the respects in which it does not agree. A letter from KPMG is included as Exhibit 16 to our report on Form 8-K dated November 11, 1999, disclosing KPMG's decision not to proceed as our auditors and is incorporated by reference herein.

      Prior to its engagement as our independent accountant, BDO had not been consulted by us either with respect to the application of accounting principles to a specific transaction or the type of audit opinion that might be rendered on our financial statements, with a written report or oral advice provided to us that BDO concluded was an important factor considered by us in reaching a decision as to the accounting, auditing or financial reporting issue, and BDO had not been consulted by us as to any matter that was the subject of any prior disagreement between us and our previous certifying accountant.

      We requested BDO to review this disclosure and have provided BDO with the opportunity to furnish us with a letter addressed to the Securities Exchange Commission containing any new information, clarification of our expressions of its views, or the respects to which it does not agree with the statements made here. BDO has informed us that it has reviewed these disclosures and does not intend to furnish us with such a letter.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Directors and Executive Officers

Our directors and executive officers are as follows:

Name                                 Age                   Position
----                                 ---   -------------------------------------
Marta Carpenter Kollman (1).........  55   Chief Executive Officer, President
                                           and Director

Victor M. Bond......................  50   Vice President, Marketing and
                                           Strategy

Donald P. Hateley (2)...............  44   Chairman of the Board

Dr. Christopher J. Blaxland (1)(2)..  60   Director

Donald M. Anderson (1)..............  53   Director

Justin Straus (2)...................  30   Vice President, Customer Fulfillment
                                           and Director

----------

      (1)   Member of the Compensation Committee.

      (2)   Member of the Audit Committee.

      Marta Carpenter Kollman has served as our Chief Executive Officer, President and as a director since August 1999. She co-founded NEC in 1988 and NAC in 1990 and has served as their President and as a director of both companies since that time. Prior to joining us, Ms. Kollman also researched, harvested and marketed algae to consumers. Ms. Kollman has been a member of the Board of Directors of the Dan O'Brien Foundation since 1995 and has served as its Secretary since 1997.

      Victor M. Bond has served as our Vice President, Marketing and Strategy since October 1999. From 1991 to 1999, he was President of ChangeNet, which developed and implemented change management services and communications programs for corporations.

      Donald P. Hateley has served as our Chairman of the Board since August 1999. From 1994 to the present, he has been the Managing Director of InterCap Partners, a boutique investment banking firm located in Los Angeles, California that specializes in corporate finance, mergers and acquisitions and financial advisory matters for middle-market companies. From 1996 to the present, he has been a partner with Hateley & Hampton, a Los Angeles-based law firm that specializes in corporate, tax, real estate and securities law. Mr. Hateley is also a California licensed certified public accountant and real estate broker.

      Dr. Christopher J. Blaxland has served as one of our directors since September 1998. He was Chief Executive Officer and a director of HumaScan from September 1 to December 22, 1998; from December 22, 1998 to August 6, 1999 he was Chief Executive Officer and director in a consultant capacity of HumaScan until the Reorganization. Since May 1999, he has served as the Chief Operating Officer of PTC Therapeutics, Inc., a development stage biopharmaceutical company, and has also worked as a business consultant. He was the President of Cell Pathways,

Inc., a development stage biopharmaceutical company, from September 1993 through December 1997.

      Dr. Donald M. Anderson. has served as one of our directors since August 1999. He has served as a consultant to NAC on scientific matters since 1993, and became a director of NAC in July 1999. He is a Senior Scientist at the Woods Hole Oceanographic Institution in Massachusetts, has served in that capacity since 1991 and has been on the scientific staff since 1978, after receiving his Ph.D. from the Massachusetts Institute of Technology. Dr. Anderson is a recognized expert on toxic and harmful algal blooms and has been the director of the U.S. National Office on Marine Biotoxins and Harmful Algal Blooms since 1993.

      Justin Straus has served as one of our directors since August 1999 our Vice President, Customer Fulfillment since October 1999. He has also fulfilled the function of Chief Operationing Officer from October 1999 until the present. He joined NAC in 1984 as a harvest site employee where he participated in the design, construction and preparation of the NAC harvest site. After holding a variety of positions in NAC, he served as the Vice President/Director of Sales from December 1994 to January 1998. From January 1998 to October 1999, he was the Vice President/Director of Marketing and Sales at NAC.

Board of Directors Meetings and Committees

      During 2000, 1999 and 1998, our Board of Directors held 8, 5 and 19 meetings, respectively. We maintain a standing Audit Committee and Compensation Committee, but do not maintain a standing nominating committee. Donald Hateley, Chris Blaxland and Justin Straus serve on the Audit Committee. Marta Carpenter Kollman, Chris Blaxland and Donald Anderson serve on the Compensation Committee. There are no family relationships among our directors or executive officers, except that Ms. Kollman is the mother of Mr. Straus.

Section 16(a) Beneficial Ownership Reporting Compliance

      To our knowledge, based solely on a review of Section 16(a) forms furnished to us, we believe that our directors, executive officers and ten percent beneficial owners complied with all Section 16(a) reporting requirements during 1999 except for Daryl Kollman and Zubair Kazi.

ITEM 11. EXECUTIVE COMPENSATION.

      The following table sets forth, for the years ended December 31, 2000, 1999, 1998, and 1997, compensation paid by us to (a) each person serving as our Chief Executive Officer during 2000, 1999, 1998 or 1997 and (b) each of our other most highly compensated executive officers (the "named executive officers") during 2000, 1999, 1998 or 1997 who served as an executive officer on December 31, 2000, 1999, 1998 or 1997.

                         SUMMARY COMPENSATION TABLE (1)

                                                                                               Securities
                                                                              Other Annual     Underlying
Name and Principal Location                 Year   Salary ($)   Bonus ($)   Compensation ($)   Options (#)
---------------------------                 ----   ----------   ---------   ----------------   -----------
Marta Carpenter Kollman                     2000    290,000         0              3,000            0
  President and Chief Executive Officer     1999    350,000         0              3,000 (2)        0
  (Beginning August 1999)                   1998       NA           NA             N/A             N/A
                                            1997      N/A          N/A             N/A             N/A

----------------------------------------------------------------------------------------------------------

Christopher J. Blaxland                     2000       0            0               0               0
  President and Chief Executive Officer     1999       0            0               0               0
  (September 1998 through July 1999)        1998    137,019        6,000           (3)            13,822
                                            1997      N/A          N/A             N/A             N/A

----------------------------------------------------------------------------------------------------------

Elizabeth E. Tallett                        2000       0            0               0               0
  President and Chief Executive Officer     1999       0            0               0               0
  (May 1998 through August 1998)            1998     35,769       18,000           (3)             5,989

----------------------------------------------------------------------------------------------------------

Donald B. Brounstein                        2000       0            0               0               0
  President and Chief Executive Officer     1999       0            0               0               0
  (Through May 1998)                        1998     91,915         0              (3)              0
                                            1997    152,574       14,980           (3)              0

----------------------------------------------------------------------------------------------------------

Kenneth S. Hollander                        2000       0            0               0               0
  Chief Financial Officer                   1999       0            0               0               0
  (June 1996 through December 1999)         1998    144,577       18,375           (3)             921
                                            1997     94,414       17,325           (3)              0

----------------------------------------------------------------------------------------------------------

Victor M. Bond                              2000    180,000         0               0               0
  Vice President, Marketing & Strategy      1999     45,000         0               0               0
  (Beginning October 1999)                  1998      N/A          N/A             N/A             N/A
                                            1997      N/A          N/A             N/A             N/A

----------------------------------------------------------------------------------------------------------

Justin Straus                               2000    110,000         0               0               0
  Vice President, Customer Fulfillment      1999    110,000         0               0               0
                                            1998    110,000         0               0               0
                                            1997     85,000         0               0               0

------------
      (1) The compensation information in this table reflects compensation paid by HumaScan, NEC or NAC. The compensation information included in this table for each executive officer who completed his or her service as an executive officer and director on or before the August 6, 1999 closing of our reorganization pursuant to the Agreement and Plan of Reorganization dated July 16, 1999 among HumaScan, Inc. and Daryl J. Kollman and Marta C. Kollman (namely, Elizabeth Tallett, Donald Brounstein and Kenneth Hollander) is solely based upon the information provided under the heading "Executive Compensation" in our Information Statement filed pursuant to Section 14 (F) of the Exchange Act, filed July 27, 1999.

      (2) Estimated dollar value of 1995 Chevy truck sometimes driven by the named executive officer.

      (3) The named individual routinely received other benefits from us, the amounts of which are customary in the industry. We have concluded, after reasonable inquiry, which the aggregate amounts of such benefits during the applicable year did not exceed the lesser of $50,000 or 10% of the compensation set forth above as to the named individual.

      The following table summarizes the number of shares and the terms of stock options we granted to the named executive officers in our 2000, 1999, 1998 and 1997 fiscal years.

                      OPTIONS/SAR GRANTS DURING YEARS ENDED
                     DECEMBER 31, 2000, 1999, 1998 and 1997

                                               Individual Grants
                                          ----------------------------------                           Potential Realizable
                                            Number of      % of Total                                    Value at Assumed
                                           Securities     Options/SARs                                 Annual Rates of Stock
                                           Underlying      Granted to    Exercise or                    Price Appreciation
                                          Options/SARs    Employees in    Base Price                      for Option Term
Name                            Year       Granted (#)     Fiscal Year    ($/Share)    Expiration Date   5% ($)     10% ($)
----                            ----      ------------    ------------   -----------   ---------------   ------     -------

Marta Carpenter Kollman         2000            0               0            N/A             N/A           N/A        N/A
                                1999            0               0            N/A             N/A           N/A        N/A
                                1998            0               0            N/A             N/A           N/A        N/A
                                1997            0               0             0              N/A           N/A        N/A

-----------------------------------------------------------------------------------------------------------------------------

Christopher J. Blaxland         2000          15,000          33.3            2.50         2/14/10       23,583      59,765
                                1999           2,764           6.6            0.87         3/3/04           664       1,468
                                1998          13,822          44.3            9.83           (2)           N/A        N/A
                                1997            0               0             0               0             0          0

-----------------------------------------------------------------------------------------------------------------------------

Elizabeth E. Tallett            2000            0               0            N/A             N/A           N/A        N/A
                                1999           9,215          22.0            0.87         3/3/04         2,215        4,894
                                1998           1,382           4.0           98.68         3/13/08       85,750      217,307
                                               4,607          13.3           35.59         5/19/08      103,139      261,374
                                1997            0               0             0              N/A           N/A        N/A

-----------------------------------------------------------------------------------------------------------------------------

Donald B. Brounstein            2000            0               0            N/A             N/A           N/A        N/A
                                1999            0               0            N/A             N/A           N/A        N/A
                                1998            0               0            N/A             N/A           N/A        N/A
                                1997            0               0             0              N/A           N/A        N/A

-----------------------------------------------------------------------------------------------------------------------------

Kenneth S. Hollander            2000            0               0            N/A             N/A           N/A        N/A
                                1999          2,764            6.6            0.81         3/3/04           664        1,467
                                1998           921             3.0            4.77           (2)           N/A        N/A
                                1997            0               0             0              N/A           N/A        N/A

-----------------------------------------------------------------------------------------------------------------------------

Victor M. Bond                  2000            0               0            N/A             N/A           N/A        N/A
                                1999            0               0             0              N/A           N/A        N/A
                                1998            0               0             0              N/A           N/A        N/A
                                1997            0               0             0              N/A           N/A        N/A

-----------------------------------------------------------------------------------------------------------------------------

Justin Straus                   2000            0               0             0              N/A           N/A        N/A
                                1999            0               0             0              N/A           N/A        N/A

                                1998            0               0             0              N/A           N/A        N/A
                                1997            0               0             0              N/A           N/A        N/A

----------

      (1) These options terminated in March 1999 as a result of termination of employment.

      The following table sets forth information concerning the number and value of unexercised options held by each of the named executive officers as of December 31, 2000, 1999, 1998 and 1997. None of the named executive officers exercised options in 2000, 1999, 1998 or 1997.

                        AGGREGATE YEAR-END OPTION VALUES
                    (DECEMBER 31, 2000, 1999, 1998 and 1997)

                                      Number of securities underlying          Value of unexercised in-the-money
                                 unexercised options at fiscal year-end (#)    options-at-fiscal year-end ($) (1)
                                 ------------------------------------------   ------------------------------------
            Name          Year   Exercisable                  Unexercisable   Exercisable            Unexercisable
            ----          ----   -----------                  -------------   -----------            -------------
Marta Carpenter Kollman   2000        0                             0              0                       0
                          1999        0                             0             N/A                     N/A
                          1998        0                             0             N/A                     N/A
                          1997        0                             0             N/A                     N/A

------------------------------------------------------------------------------------------------------------------

Christopher J. Blaxland   2000     17,764                           0              0                       0
                          1999      2,764                           0              0                       0
                          1998      5,528 (2)                  11,057 (3)          0                       0
                          1997        0                             0             N/A                     N/A

------------------------------------------------------------------------------------------------------------------

Elizabeth E. Tallett      2000      9,215                           0              0                       0
                          1999      9,215                           0              0                       0
                          1998      5,989                           0              0                       0
                          1997        0                             0             N/A                     N/A

------------------------------------------------------------------------------------------------------------------

Donald B. Brounstein      2000      3,455                           0              0                       0
                          1999      3,455                           0              0                       0
                          1998      3,455                           0              0                       0
                          1997      3,409                           0          $118,875                   N/A

------------------------------------------------------------------------------------------------------------------

Kenneth S. Hollander      2000      3,801                           0              0                       0
                          1999      3,801                           0              0                       0
                          1998      4,860 (4)                     1,244            0                       0
                          1997      2,511                         2,672         $75,663                 $72,500

------------------------------------------------------------------------------------------------------------------

Victor M. Bond            2000        0                             0              0                       0
                          1999        0                             0             N/A                     N/A
                          1998        0                             0             N/A                     N/A
                          1997        0                             0             N/A                     N/A

------------------------------------------------------------------------------------------------------------------

Justin Straus             2000        0                             0              0                       0
                          1999        0                             0             N/A                     N/A
                          1998        0                             0             N/A                     N/A
                          1997        0                             0             N/A                     N/A

----------
      (1) Represents the difference between the aggregate market value at December 31, 2000 and 1999, as applicable, of our common stock (based on a last sale price of $0.20 and $1.38 on each such date, respectively) and the options' aggregate exercise price.

      (2) 2,764 of these options terminated in March 1999 as a result of termination of employment.

      (3) These options terminated in March 1999 as a result of termination of employment.

      (4) Options for 4,146 shares terminated in March 1999 as a result of termination of employment.

Board Committees; Compensation Committee Interlocks and Insider Participation

      Our Audit Committee conducted one meeting during 1999 and no meetings in 2000 and 1998, respectively. The committee reviews the scope of the independent annual audit, the independent public accountants' letter to the Board of Directors concerning the effectiveness of our internal financial and accounting controls and the Board of Directors' response to that letter, if deemed necessary.

      Our Compensation Committee oversees our executive compensation program and makes recommendations to our full Board of Directors regarding changes in compensation. It also administers our stock option plans. The committee held one meeting during each of 2000, 1999 and 1998, respectively.

      Marta Carpenter Kollman, our Chief Executive Officer, President and a director served on the Compensation Committee in 2000 and 1999.

Compensation of Directors

      Members of our Board of Directors who are our officers are not separately compensated for serving on the Board of Directors. We pay directors who are not our employees an annual retainer of $40,000 ($30,000 if the director does not attend at least 3/4 of the Board meetings held), an additional $10,000 to the Chairman of the Board, $5,000 for each Board committee on which the director serves, a meeting fee of $1,500 ($500 if attendance is by telephone), and reimbursement of reasonable expenses. In addition, in February 2000, we adopted the 2000 Stock Incentive Plan that provides that each non-employee director will receive on the date of each annual meeting of our stockholders options to purchase 10,000 shares of our common stock under terms more fully described below.

      Upon the Board's adoption of our 2000 Stock Incentive Plan and under its terms, we granted to each of Donald Hateley, Christopher Blaxland and Donald Anderson a 10-year option to purchase 15,000 shares of our common stock at an exercise price as provided by our Board of Directors which is equal to the fair market value of our common stock on the date on which the options are granted. These options are fully exercisable as of the date of their grant. Donald Anderson provides consulting services to us. During our 2000, 1999 and 1998 fiscal years, Dr. Anderson received an aggregate of $30,750, $38,852 and $89,039 in consulting fees and expenses, respectively. Mr. Blaxland received an aggregate of $0, $5,000 and $0 in consulting fees, respectively. In addition, we paid Hateley & Hampton, a law firm of which Mr. Hateley is the Managing Partner, aggregate legal fees of $0, $632,502 and $367,874 in 2000, 1999 and 1998, respectively.

Stock Options

      2000 Stock Incentive Plan. The Board of Directors adopted our 2000 Stock Incentive Plan in February 2000 for the purpose of securing for us and our shareholders the benefits arising from the ownership of restricted shares of our common stock, stock appreciation rights, and stock options by directors who are not employees (Donald Hateley, Christopher Blaxland and Donald Anderson are our current non-employee directors), officers, other key employees and consultants to us and our subsidiaries who are expected to contribute to our future growth and success. We have not granted restricted shares or stock appreciation rights under the plan. As stated above, we have granted options under the plan for an aggregate of 45,000 shares to our eligible non-employee directors. We may not grant awards under the plan after February 2010. The plan is subject to shareholders approval.

      The plan provides for the issuance of up to 700,000 shares of our common stock. Under the plan, we may grant awards to key employees and will annually grant an option to purchase 10,000 shares of our common stock to our eligible non-employee directors, as described below. The Board of Directors administers the plan, which, subject to the terms of the plan, determines the key employees who will receive awards and the terms of the awards granted.

      Under the plan, provided that a sufficient number of shares remain available for grant, non-employee directors serving on the Board of Directors immediately following each annual meeting of shareholders (including those elected at the meeting), are automatically granted a 10-year option to purchase 10,000 shares of our common stock at an exercise price equal to the fair market of the common stock on the annual meeting date. These options become exercisable with respect to 1/3 of the shares underlying the option on the date of grant, 2/3 of such shares one year later and all of such shares two years later, in each case assuming the recipient's continuous service as a director during that time.

      1996 Stock Incentive Plan. HumaScan adopted a 1996 Stock Incentive Plan in June 1996. The provisions of the 1996 plan were substantially similar to the provisions of our 2000 Stock Incentive Plan except that the 1996 plan provides for the issuance of up to 64,504 shares of our common stock. We will make no further awards under the 1996 plan, but options to purchase 25,802 shares remain outstanding and exercisable under the plan at a weighted average exercise price of between $3.05 and $142.49 per share.

      Other Options. We have issued options outside of our stock option plans to certain officers, directors, employees and consultants. We granted options to purchase (a) 13,131 shares in February 1996 with a five-year term and an exercise price of $57.84 per share, (b) 1,382 shares in March 1998 with a ten-year term and an exercise price of $98.69 per share, and (c) 4,607 shares to a consultant with a 5 year term and an exercise price of $14.98. We granted 4,216 shares in prior years that have been exercised. All of these options, except for the options exercised, remain outstanding and are fully exercisable. In September 1996, we also granted options to purchase an aggregate of 691 shares with a 10-year term and an exercise price of $65.11 to five former non-employee directors. These options are outstanding and exercisable.

Consulting Agreements

      Donald Anderson has entered into a consulting agreement with us, the principal terms of which are described in Certain Relationships and Related Party Transactions. Victor Bond was on a monthly retainer of $15,000 per month during 2000 until he was appointed by the Board of Directors as Vice President of Marketing and Strategy on December 5, 2000.

Performance Measurement Comparison*

      The rules and regulations of the SEC require the presentation of a line graph since the Common Stock has been registered under Section 12 of the Exchange Act comparing the yearly percentage change in our cumulative stockholder return to (i) the cumulative total return of a broad market equity index and (ii) the cumulative return of either a published industry index or a self-constructed group of peer issuers that we believe is relevant to a comparative understanding of its performance.

      We have used the NASDAQ Market (U.S.) and a peer group. The publicly-traded companies in our peer group are Mannatech, Inc., Market America, Inc., Usana Health Sciences, Inc., Nature's Sunshine Products, Inc., Reliv International, Inc. and Nu Skin Enterprises Inc.

      ----------
      * The material in this graph is not "solicitation material", is not deemed filed with the SEC, and is not incorporated by reference in any of our filings under the Securities Act or the Exchange Act, whether made before or after the date hereof and irrespective of any general incorporation language in any filing. Research Data Group, Inc. has provided the information in the graph.

                COMPARISON OF 52 MONTH CUMULATIVE TOTAL RETURN**

                   AMONG CELL TECH INTERNATIONAL INCORPORATED,

                          THE NASDAQ MARKET (U.S.) AND

                                  A PEER GROUP

                COMPARISON OF 52 MONTH CUMULATIVE TOTAL RETURN**
                   AMONG CELL TECH INTERNATIONAL INCORPORATED,
                          THE NASDAQ MARKET (U.S.) AND
                                  A PEER GROUP

                                [GRAPHIC OMITTED]

  [The following table was depicted as a line graph in the printed material.]

                                                           Cumulative Total Return
                                      --------------------------------------------------------------
                                      8/12/1996      12/96     12/97     12/98      12/99     12/00
CELL TECH INTERNATIONAL INCORPORATED     100.00      93.75    141.67      1.05      22.92     25.26
NASDAQ STOCK MARKET (U.S.)               100.00     113.14    138.57    195.37     363.08    218.37
PEER GROUP                               100.00      76.04     74.79     61.21      32.32     18.28

----------

    ** $100 INVESTED ON 8/12/96 IN STOCK OR ON 7/31/96 IN INDEX -- INCLUDING
           REINVESTMENT OF DIVIDENDS. FISCAL YEAR ENDING DECEMBER 31.

                             Cumulative Total Return

                             8/12/96    1996     1997     1998     1999     2000

Cell Tech
International
Incorporated                    100       94      142        1       23       25

NASDAQ Stock
Market                          100      113      139      195      363      218

Peer Group                      100       76       75       61       32       18

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

      The following table sets forth certain information regarding ownership of our capital stock as of August 24, 2001, by (i) each person known to us to beneficially own more than 5% of the shares of our outstanding common stock,
(ii) each of our directors, (iii) each of the named executive officers, and (iv) all of our directors and executive officers as a group.

                                                                Number of
                                                                 Shares        Percent of
                                                              Beneficially       Shares
Name and Address of Beneficial Owner                            Owned (1)      Outstanding
------------------------------------                            ---------      -----------
Marta Carpenter Kollman
  565 Century Court
  Klamath Falls, Oregon 97601                                   4,341,498(2)       40.8

Daryl J. Kollman
  5248 Timber Branch Way
  San Diego, CA 92130                                           4,341,498(3)       40.8

Victor M. Bond
  565 Century Court
  Klamath Falls, Oregon 97601                                              0          *

Donald P. Hateley
  1800 Century Park East
  Los Angeles, California 90067                                   315,000(4)        2.8

Dr. Christopher J. Blaxland
  509 County Line Road
  Radnor, Pennsylvania 19087                                       17,764(5)          *

Donald M. Anderson
  Biology Department
  Mail Stop 32, Redfield 332
  Woods Hole, Massachusetts 02543-1049                             17,949(6)          *

Justin Straus
  565 Century Court
  Klamath Falls, Oregon 97601                                              0          *

Zubair Kazi
  3671 Sunswept Drive                                           4,837,691(7)       33.8
  Studio City, California 91604

All executive officers and directors as a group (6 persons)     9,018,524(8)       84.4

----------

*     Less than 1% of the outstanding shares.

(1) A person is considered to "beneficially own" any shares (a) over which such person exercises sole or shared voting or investment power, or (b) of which such person has the right to acquire ownership at any time within 60 days (e.g., through exercise of stock options). Voting and investment power relating to the shares referenced in the table above is exercised solely by the beneficial owner, except as indicated otherwise.

(2) Excludes 4,341,498 shares held by Ms. Kollman's spouse. Ms. Kollman has sole voting and investment power with respect to her shares. The Internal Revenue Service has a security interest in all of Ms. Kollman's shares pursuant to a Notice of Determination dated June 18, 1999 under the terms of which the shares are held in trust and will be released upon the Kollmans' payment of their federal income tax liabilities for various specified years. Ms. Kollman will sell her shares as needed and allowed by federal and state securities laws to make quarterly payments to the Internal Revenue Service. Ms. Kollman retains all voting rights incident to her shares while the shares are held in trust. The Internal Revenue Service may seize Ms. Kollman's shares from trust if the Kollmans fail to timely cure a default upon their commitments to the Internal Revenue Service under the Notice of Determination. The Internal Revenue Service would thereafter proceed to sell or judicially foreclose some or all of the shares for payment of the Kollmans' tax liabilities as allowed by applicable law.

(3) Excludes 4,341,498 shares held by Mr. Kollman's spouse. Mr. Kollman has sole voting and investment power with respect to his shares. The Internal Revenue Service has a security interest in all of Mr. Kollman's shares pursuant to a Notice of Determination dated June 18, 1999 under the terms of which the shares are held in trust and will be released upon the Kollmans' payment of their federal income tax liabilities for various specified years. Mr. Kollman will sell his shares as needed and allowed by federal and state securities laws to make quarterly payments to the Internal Revenue Service. Mr. Kollman retains all voting rights incident to his shares while the shares are held in trust. The Internal Revenue Service may seize Mr. Kollman's shares from trust if the Kollmans fail to timely cure a default upon their commitments to the Internal Revenue Service under the Notice of Determination. The Internal Revenue Service would thereafter proceed to sell or judicially foreclose some or all of the shares for payment of the Kollmans' tax liabilities as allowed by applicable law.

(4) Represents warrants to purchase 300,000 shares of common stock held by Hateley & Hampton, a Professional Law Corporation of which Donald P. Hateley is a President, co-founder and a shareholder and 15,000 shares Mr. Hateley has the right to acquire pursuant to options exercisable within 60 days.

(5) Represents 17,764 shares Dr. Blaxland has the right to acquire pursuant to options exercisable within 60 days.

(6) Includes 15,000 shares Mr. Anderson has the right to acquire pursuant to options exercisable within 60 days.

(7) Includes 1,157,895 shares already issued to Kazi and an additional 1,260,951 issuable to Kazi under various covenants to his existing shares and 1,157,895 issuable to Kazi upon the exercise of his warrants and 1,260,951 issuable to Kazi under various covenants upon the exercise of his warrants.

(8) Includes 315,000 shares issuable upon the exercise of warrants and 32,764 shares issuable upon the exercise of options within 60 days. See footnotes 4 through 6 above.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

      Hateley & Hampton, a Professional Law Corporation of which Donald P. Hateley is President, co-founder and a shareholder, received at the closing of the Reorganization warrants to purchase an aggregate of 300,000 shares of our common stock in consideration for providing legal and consulting services to NEC and NAC. The warrants are fully exercisable at an exercise price of $.075 per share and expire on August 5, 2004. The warrants contain certain demand and "piggyback" registration rights for the warrants and the underlying common stock

      We paid Hateley & Hampton, a law firm of which Mr. Hateley is the Chief Executive Officer, aggregate legal fees of $0, $632,502 and $367,874 in 2000, 1999 and 1998, respectively.

      We lease approximately 250,000 square feet of office, processing, freezer and storage space directly from our principal shareholders or their affiliates. Most of these leases are year-to-year, although we do rent some space on a month-to-month basis and one lease will expires in 2005. We believe that the space leased from our shareholders and their affiliates is rented to us at below or at fair market values.

      In June 1999, NAC and NEC entered into a Loan and Security Agreement with Coast Business Credit (the "Coast Loan"), a division of Southern Pacific Bank, in which Coast agreed to lend NAC and NEC up to $15 million, subject to the Reorganization taking effect. The total loan amount consists of a loan against our receivables, an advance against NAC's monthly net collections, an inventory loan of up to $3 million, a term loan of up to $2.4 million and an equipment acquisition loan of up to $2 million. The interest rate on the receivable loan, advances and the inventory loan is equal to the prime rate plus 2.5% per annum. The interest rate on the term loan and the equipment acquisition loan is equal to the prime rate plus 2.75% per annum. The Coast Loan is secured by substantially all of the assets of NAC and NEC and the personal guarantees of Daryl and Marta Kollman. The net proceeds of the loan were used to pay a previously declared dividend of $7.6 million to the Kollmans and to pay the balance of $1,700,000 owed to the previous owner of NAC and NEC.

      Donald Anderson has entered into a consulting agreement with us under which we have agreed to pay Mr. Anderson $125 per hour for consulting services defined from time to time by us.

      In 1999, before the Reorganization, we also distributed certain real estate valued at $1,050,000 to the Kollmans. We purchase promotional materials from an entity owned by the Kollmans. Payments for promotional publications to this entity for 2000, 1999, 1998 and 1997 aggregated $0, $15,360, $48,640 and
$115,577, respectively.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

(a)(1) and (2) Financial Statements. The Financial Statements and Schedules are listed in the Index to Financial Statements on page F-2 of this Form 10-K.

(a)(3) Exhibits:

Exhibit Number    Description
--------------    -----------

(2) Plan of Acquisition, Reorganization, Arrangement, Liquidation or Succession

                        (2.1) Agreement and Plan of Reorganization, dated July 16, 1999, among the Company, Daryl J. Kollman and Marta C. Kollman (filed as Exhibit 2.1 without schedules and exhibits to the Current Report on Form 8-K on August 2, 1999 and incorporated by reference)

(3)               Articles of Incorporation and Bylaws

                        (3.1) Certificate of Incorporation, as amended (filed as Exhibit 3.1 to the Registration Statement for Small Business on Form SB-2 on June 21, 1996 and incorporated by reference)

                        (3.2) Certificate of Amendment of Certificate of Incorporation (filed as Exhibit 3.1(a) to the Current Report on Form 8-K on November 19, 1999 and incorporated by reference)

                        (3.3) Certificate of Designations, Preferences and Rights of Series B Convertible Preferred Stock (filed as Exhibit 3.1 to the Current Report on Form 8-K on August 2, 1999 and incorporated by reference)

                        (3.4)   Amended and Restated Bylaws (filed as Exhibit
                                3.2 to the Registration Form for Small Business on Form SB-2 on June 21, 1996 and incorporated by reference)

(4)               Instruments Defining the Rights of Security Holders

                        (4.1) Loan and Security Agreement, dated June 21, 1999, by and among The New Earth Company, The New Algae Company and Coast Business Credit (filed as Exhibit 4.1 to the Current Report on Form 8-K on November 19, 1999 and incorporated by reference)

                        (4.2) Continuing Guaranty, dated August 6, 1999 (filed as Exhibit 4.2 to the Current Report on Form 8-K on November 19, 1999 and incorporated by reference)

                        (4.3)   Form of Common Stock Certificate (filed as
                                Exhibit 4.1 to the Amendment to Registration
                                Statement for Small Business on Form SB-2/A on July 26, 1996 and incorporated by reference)

                        (4.4) Form of Series A Preferred Stock Certificate (filed as Exhibit 4.2 to the Amendment to Registration Statement for Small Business on Form SB-2/A on July 26, 1996 and incorporated by reference)

                        (4.5) Form of Warrant to Purchase Shares of Common Stock to be issued to Andromeda Enterprises, Inc. or its designees, Hateley & Hampton or its designees and Wharton Capital Partners, Ltd. (filed as Exhibit 4.1 to the Current Report on Form 8-K on August 2, 1999 and incorporated by reference)

                        (4.6) Nonqualified Stock Option Agreement between the Company and Physicians World Communications Group (filed as Exhibit 4.9 to the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1998 and incorporated by reference)

                        (4.7) Warrant to Purchase Shares of Common Stock issued to Scantek Medical, Inc. as of May 15, 1998 (filed as Exhibit 4.7 to the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1998 and incorporated by reference)

                        (4.8) Warrant to Purchase Shares of Common Stock issued to Zigmed, Inc. as of May 15, 1998 (filed as Exhibit 4.8 to the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1998 and incorporated by reference)

                        (4.9) Representative's Warrant Agreement between the Company and Keane Securities Co., including Form of Warrant Certificate (filed as Exhibit 4.3 to the Amendment to Registration Statement for Small Business on Form SB-2/A on July 26, 1996 and incorporated by reference)

                        (4.10) Form of Warrant Certificate for March Bridge Warrants (filed as Exhibit 4.4 to the Registration Statement for Small Business on Form SB-2 on June 21, 1996 and incorporated by reference)

                        (4.11) Nonqualified Stock Option Agreements with Certain Officers (Donald Brounstein, James Whidden, Whidden & Associates, Inc., Amy Lewis, and Everett Lautin) (filed as Exhibit 4.5 to the Registration Statement for Small Business on Form SB-2 on June 21, 1996 and incorporated by reference)

                        (4.12) Form of Private Warrants issued in connection with May Private Placement (filed as Exhibit 4.6 to the Registration Statement for Small Business on Form SB-2 on June 21, 1996 and incorporated by reference)

(10)              Material Contracts

                        (10.1) General Release, dated January 25, 2000 between the Company and Donald Brounstein *

                        (10.2) Settlement Agreement, dated May 15, 1998, between the Company and Scantek Medical, Inc. (filed as Exhibit 10.16 to the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1998 and incorporated by reference)

                        (10.3) Settlement Agreement, dated May 15, 1998, between the Company and Zigmed, Inc. (filed as Exhibit 10.17 to the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1998 and incorporated by reference)

                        (10.4) Employment Agreement between the Company and Dr. Chris J. M. Blaxland, dated as of September 1, 1998 (filed as Exhibit 10.18 to the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1998 and incorporated by reference)

                        (10.5) Employment Agreement between the Company and Donald Brounstein, dated January 1, 1996 (filed as Exhibit 10.8 to the Registration Statement for Small

                                Business on Form SB-2 on June 21, 1996 and incorporated by reference)

                        (10.6) Employment Agreement between the Company and James J. Whidden (filed as Exhibit 10.9 to the Registration Statement for Small Business on Form SB-2 on June 21, 1996 and incorporated by reference)

                        (10.7) Employment Agreement between the Company and Kenneth S. Hollander, dated June 3, 1996 (filed as Exhibit 10.10 to the Registration Statement for Small Business on Form SB-2 on June 21, 1996 and incorporated by reference)

                        (10.8) Consulting Agreement, dated March 1, 1996, between the Company and Don Anderson *

                        (10.9) Exclusive Supply and Distribution Agreement between the Company and Physician Sales & Services, Inc., as amended (filed as Exhibit
                                10.1 to the Amendment to Registration Statement for Small Business on Form SB-2/A on July 26, 1996 and incorporated by reference)

                        (10.10) License Agreement, dated October 20, 1995,
                                between the Company and Scantek Medical, Inc., as amended (filed as Exhibit 10.2 to the Registration Statement for Small Business on Form SB-2 on June 21, 1996 and incorporated by reference)

                        (10.11) Construction Contract between the Company and
                                Zigmed, Inc. (filed as Exhibit 10.3 to the
                                Registration Statement for Small Business on
                                Form SB-2 on June 21, 1996 and incorporated by reference)

                        (10.12) Lease, dated June 11, 1996, between the Company
                                and the Moen Organization, Inc. (filed as
                                Exhibit 10.14 to the Registration Statement for Small Business on Form SB-2 on June 21, 1996 and incorporated by reference)

                        (10.13) Lease Termination Agreement, dated February 2,
                                1999, between the Company and the Moen
                                Organization, Inc. *

                        (10.14) Intentionally omitted

                        (10.15) Commercial Lease Agreement, dated July 1, 1995,
                                between and among The New Earth Company, Daryl Kollman and Marta Kollman *

                        (10.16) Commercial Lease Agreement, dated August 15,
                                1995, between and among The New Algae Company, Daryl Kollman and Marta Kollman *

                        (10.17) Ground Lease Agreement, dated December 9, 1995,
                                between and among The New Earth Company, Emil Nobel and Mary Ann Nobel *

                        (10.18) Commercial Lease Agreement, dated May 1, 1996,
                                between and among The New Algae Company, Daryl Kollman and Marta Kollman *

                        (10.19) Commercial Lease Agreement, dated September 1,
                                1996, between Klamath Cold Storage, Inc. and The New Earth Company, including Sublease between The New Earth Company and The New Algae Company
                                *

                        (10.20) Voting and Stockholders' Rights Agreement, dated
                                May 15, 1996 (filed as Exhibit 10.4 to the
                                Registration Statement for Small Business on
                                Form SB-2 on June 21, 1996 and by this reference incorporated herein)

                        (10.21) Agreement to Issue Warrants, dated March 19,
                                1996, between the Company and Udi Toledano
                                (filed as Exhibit 10.5 to the Registration
                                Statement for Small Business on Form SB-2 on
                                June 21, 1996 and by this reference incorporated herein)

                        (10.22) Agreement to Issue Warrants, dated March 19,
                                1996, between the Company and Herbert V. Turk (filed as Exhibit 10.6 to the Registration Statement for Small Business on Form SB-2 on June 21, 1996 and by this reference incorporated herein)

                        (10.23) Non-Negotiable Warrant Certificate between the
                                Company and Physician Sales & Service, Inc.
                                (filed as Exhibit 10.7 to the Registration
                                Statement for Small Business on Form SB-2 on
                                June 21, 1996 and by this reference incorporated herein)

                        (10.24) HumaScan, Inc. Non-Employee Director Stock
                                Option Plan (filed as Exhibit 10.12 to the
                                Registration Statement
                                for Small Business on Form SB-2 on June 21,
                                1996 and by this reference incorporated herein)

                        (10.25) Form of Indemnification Agreement between the
                                Company and its Executive Officers and Directors (filed as Exhibit 10.15 to the Annual Report for Small Business on Form 10KSB40 for the fiscal year ended December 31, 1997 and by this reference incorporated herein)

                        (10.26) The Company's 2000 Stock Incentive Plan *

(16) Letter from KPMG, dated November 2, 1999, agreeing with the statements contained in the Company's Form 8-K, dated November 2, 1999 (filed as Exhibit 16 to the Current Report on Form 8-K on November 22, 1999 and by this reference incorporated herein)

(21)              List of the Company's Subsidiaries *

(23)              Consent of BDO Seidman, LLP, Independent Accountants

(99)              Additional Exhibits

                        (99.1)  Internal Revenue Service Notice of
                                Determination, dated July 18, 1999 (filed as
                                Exhibit 99.2 to the Current Report on Form 8-K on November 19, 1999 and by this reference incorporated herein)

                        (99.2) Pledge and Escrow Agreement between and among Daryl Kollman and Marta Kollman, the Internal Revenue Service and West Coast Trust Co., Inc. (filed as Exhibit 99.3 to the Current Report on Form 8-K on November 19, 1999 and by this reference incorporated herein)

*  Filed herewith

(b) Reports on Form 8-K. The Company filed the following reports on Form 8-K during the last fiscal quarters of 1998 and 1999: Form 8-K filed November 19, 1999 relating to the Reorganization and the Kollman's agreement with the Internal Revenue Service, and two Form 8-Ks filed November 22, 1999 relating to the Registrant's change in accountants.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Klamath Falls, State of Oregon on October 22, 2001.

                                    CELL TECH INTERNATIONAL
                                    INCORPORATED.


                                    By: /s/ Marta C. Kollman
                                       -----------------------------------------
                                       Marta C. Kollman, Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of the registrant and in the capacities indicated have signed this report below:

               Signature                                 Title                                  Date
               ---------                                 -----                                  ----
By: /s/ Marta C. Kollman                     President and Chief Executive                October 22, 2001
   ---------------------------------             Officer and Director
    Marta C. Kollman                         (principal executive officer,
                                            principal financial officer and
                                             principal accounting officer)

By: /s/ Donald P. Hateley                        Chairman of the Board                    October 22, 2001
   ---------------------------------
     Donald P. Hateley

By: /s/ Justin Straus                         Vice President of Customer                  October 22, 2001
   ---------------------------------           Fulfillment and Director
     Justin Straus
                                                       Director
By: /s/ Chris J.M. Blaxland                                                               October 22, 2001
   ---------------------------------
     Chris J.M. Blaxland

By: /s/ Donald M. Anderson                             Director                           October 22, 2001
   ---------------------------------
     Donald M. Anderson

                             CELL TECH INTERNATIONAL

                          INCORPORATED AND SUBSIDIARIES

                        CONSOLIDATED FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

                      CELL TECH INTERNATIONAL INCORPORATED

                                AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS                           F-3

CONSOLIDATED FINANCIAL STATEMENTS

      Consolidated Balance Sheets                                            F-4

      Consolidated Statements of Income (Loss)                               F-6

      Consolidated Statements of Shareholders' Equity                        F-7

      Consolidated Statements of Cash Flows                                  F-8

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                                  F-10

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Shareholders of

Cell Tech International Incorporated and Subsidiaries

Klamath Falls, Oregon

We have audited the accompanying consolidated balance sheets of Cell Tech International Incorporated and Subsidiaries as of December 31, 2000, 1999 and 1998, and the related consolidated statements of income (loss), shareholders' equity and cash flows for each of the years ended December 31, 2000, 1999, 1998 and 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates, made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cell Tech International Incorporated and Subsidiaries as of December 31, 2000, 1999 and 1998, and the consolidated results of their operations and their cash flows for each of the years ended December 31, 2000, 1999, 1998 and 1997, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company experienced a net loss of $2,783,939 in 2000, has a negative working capital of $7,341,964 at December 31, 2000, is experiencing difficulty in generating sufficient cash flows to meet its obligations and is in default of certain restrictive covenants on its line of credit. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plan in regard to these matters are also described in Note 2. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Los Angeles, California

March 20, 2001

CELL TECH INTERNATIONAL INCORPORATED

                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                                                             December 31,
                                                                               ---------------------------------------
                                                                                   2000         1999           1998
                                                                               ===========   ===========   ===========
Assets (Note 8)

Current assets

   Cash and cash equivalents                                                   $        --   $        --   $ 1,502,110

   Receivables (Note 3)                                                            535,145       489,651       412,366

   Current portion of inventories (Note 4)                                       2,500,000     3,500,000     2,650,000

   Prepaid expenses                                                                845,855       733,650       940,952
                                                                               -----------   -----------   -----------

Total current assets                                                             3,881,000     4,723,301     5,505,428
                                                                               -----------   -----------   -----------

Property and equipment, net of accumulated depreciation (Note 5)                13,560,986    16,075,851    19,666,350

Long-term inventories, net of current portion (Note 4)                           8,675,999    10,031,387    13,918,241

Other assets (Note 6)                                                            1,131,661     1,983,982     2,009,347
                                                                               -----------   -----------   -----------

Total assets                                                                   $27,249,646   $32,814,521   $41,099,366
                                                                               ===========   ===========   ===========
Liabilities and Shareholders' Equity

Current liabilities

   Bank overdraft                                                              $ 1,310,551   $   247,584   $        --

   Accounts payable                                                              2,897,684     4,203,000     2,012,070

   Commissions payable                                                           1,869,135     4,396,375     4,169,804

   Sales taxes payable                                                             112,988       174,515       277,691

   Accrued payroll and related liabilities                                         255,132       380,267       352,050

   Other accrued expenses                                                        1,173,321       640,450     1,074,988

   Current portion of long-term debt (Notes 7 and 8)                             2,862,683     3,895,579       690,093

CELL TECH INTERNATIONAL INCORPORATED

                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

   Related party payable (Note 15)                                                 741,470            --            --
                                                                               -----------   -----------   -----------

Total current liabilities                                                       11,222,964    13,937,770     8,576,696
                                                                               -----------   -----------   -----------
Long-term liabilities

   Long-term debt, net of current portion (Note 8)                                 261,660       327,790       799,608
                                                                               -----------   -----------   -----------
Total liabilities                                                               11,484,624    14,265,560     9,376,304
                                                                               -----------   -----------   -----------

Commitments and contingencies (Notes 12, 13 and 14)

Shareholders' equity

   Series A convertible preferred stock - no par value; 4,175,000 shares
      authorized; none issued and outstanding in 2000, 1999 and 1998                    --            --            --

   Series B convertible preferred stock - no par value; 800,000 shares
      authorized; none issued and outstanding in 2000, 1999 and 1998                    --            --            --

   Undesignated preferred stock - no par value; 1,825,000 shares authorized;
      none issued and outstanding in 2000, 1999 and 1998                                --            --            --

   Common stock - $.01 par value; in 2000, 1999 and 1998, 50,000,000 shares authorized, 10,640,895 shares issued and outstanding in 2000 and 1999;
      8,630,000 in 1998 (Notes 10 and 12)                                          106,409       106,409        86,830

   Additional paid-in capital                                                    2,299,696     2,299,696       192,213

   Retained earnings                                                            13,358,917    16,142,856    31,444,019
                                                                               -----------   -----------   -----------

Total shareholders' equity                                                      15,765,022    18,548,961    31,723,062
                                                                               -----------   -----------   -----------

Total liabilities and shareholders' equity                                     $27,249,646   $32,814,521   $41,099,366
                                                                               ===========   ===========   ===========

          See accompanying notes to consolidated financial statements.

                      CELL TECH INTERNATIONAL INCORPORATED

                                AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF INCOME (LOSS)

                                                                 Years ended December 31,
                                             ----------------------------------------------------------------
                                                  2000            1999             1998              1997
                                             =============    =============    =============    =============
                     Revenue                 $  38,976,663    $  54,487,939    $  74,071,275    $ 124,787,758

                  Cost of sales                 11,488,802       14,748,570       19,219,922       22,196,792
                                             -------------    -------------    -------------    -------------
                   Gross profit                 27,487,861       39,739,369       54,851,353      102,590,966

                   Commissions                  17,632,344       24,433,049       33,825,537       60,277,004
                                             -------------    -------------    -------------    -------------
                  Selling profit                 9,855,517       15,306,320       21,025,816       42,313,962

          Shipping and handling expenses         2,097,369        3,899,361        4,773,524        7,625,954

                 Selling expenses                5,338,194        7,974,259        9,234,333       13,033,762

             Research and development              456,098        1,453,371        1,023,909          593,012

            General and administrative           4,400,348        6,418,788        4,323,765        5,224,057
                                             -------------    -------------    -------------    -------------
             Operating income (loss)            (2,436,492)      (4,439,459)       1,670,285       15,837,177

Other income (Note 16)                             421,045        1,012,660          882,985        1,914,784

                 Interest expense                 (768,492)        (714,025)        (256,985)        (498,703)
                                             -------------    -------------    -------------    -------------
          Net income (loss) before taxes        (2,783,939)      (4,140,824)       2,296,285       17,253,258

           Income tax benefit (Note 9)                  --               --               --               --
                                             -------------    -------------    -------------    -------------

Net income (loss)                            $  (2,783,939)   $  (4,140,824)   $   2,296,285    $  17,253,258
                                             =============    =============    =============    =============

Basic and diluted income (loss) per share    $       (0.26)   $       (0.45)   $        0.26    $        1.99
                                             =============    =============    =============    =============

Weighted average number of common shares
   outstanding used to calculate basic and
   diluted income (loss) per share              10,640,895        9,280,431        8,683,000        8,683,000
                                             =============    =============    =============    =============

          See accompanying notes to consolidated financial statements.

CELL TECH INTERNATIONAL INCORPORATED

                                AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                Common Stock (Note 12)       Additional
                                             ---------------------------      Paid-In       Retained      Shareholders'
                                                Shares         Amount         Capital       Earnings         Equity
                                             ============   ============   ============   ============    =============
Balances, January 1, 1997                       8,683,000   $     86,830   $    192,213   $ 21,969,476    $ 22,248,519

Distributions to shareholders                          --             --             --     (7,285,000)     (7,285,000)

Net income                                             --             --             --     17,253,258      17,253,258
                                             ------------   ------------   ------------   ------------    ------------

Balances, January 1, 1998                       8,683,000         86,830        192,213     31,937,734      32,216,777

Distributions to shareholders                          --             --             --     (2,790,000)     (2,790,000)

Net income                                             --             --             --      2,296,285       2,296,285
                                             ------------   ------------   ------------   ------------    ------------

Balances, December 31, 1998                     8,683,000         86,830        192,213     31,444,019      31,723,062

Reorganization, recapitalization and
   reverse stock split (Note 1)                   750,000          7,500         69,562             --          77,062

Issuance of common stock and warrants
   for cash (Note 10)                           1,157,895         11,579      1,504,046             --       1,515,625

Common stock issued for services (Note 10)         50,000            500        133,875             --         134,375

Warrants issued for services (Note 10)                 --             --        400,000             --         400,000

Distributions to shareholders                          --             --             --    (11,160,339)    (11,160,339)

Net loss                                               --             --             --     (4,140,824)     (4,140,824)
                                             ------------   ------------   ------------   ------------    ------------

Balances, December 31, 1999                    10,640,895        106,409      2,299,696     16,142,856      18,548,961

Net loss                                               --             --             --     (2,783,939)     (2,783,939)
                                             ------------   ------------   ------------   ------------    ------------

Balances, December 31, 2000                    10,640,895   $    106,409   $  2,299,696   $ 13,358,917    $ 15,765,022
                                             ============   ============   ============   ============    ============

          See accompanying notes to consolidated financial statements.

CELL TECH INTERNATIONAL INCORPORATED

                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                          Years ended December 31,
                                                        ------------------------------------------------------------
                                                            2000            1999            1998            1997
                                                        ============    ============    ============    ============
Cash flows from operating activities

   Net income (loss)                                    $ (2,783,939)   $ (4,140,824)   $  2,296,285    $ 17,253,258

   Adjustments to reconcile net income (loss) to cash provided by (used for) operating activities:

     Depreciation and amortization                         3,347,670       2,621,377       2,898,649       3,090,365

     Loss on sale of fixed assets                             60,693         530,095         309,705         179,538

     Impairment of fixed assets and intangibles              136,381              --         861,865              --

     Warrants issued for services                                 --         400,000              --              --

     Changes in assets and liabilities:

      Receivables                                            (45,494)        (77,285)       (119,639)        250,707

      Inventories                                          2,355,388       3,036,854       2,179,525      (5,133,164)

      Prepaid expenses                                      (112,205)        207,302         (20,787)       (216,897)

      Other assets                                           (36,159)         25,365       1,569,395        (425,034)

      Accounts payable                                    (1,305,316)      2,190,930         815,457        (466,780)

      Commissions payable                                 (2,527,240)        226,571      (1,798,107)     (4,414,202)

      Sales tax payable                                      (61,527)       (103,176)     (2,491,831)     (6,545,939)

      Accrued payroll and payroll related
         liabilities                                        (125,135)         28,217          12,910        (321,787)

      Other accrued expenses                                 532,871        (434,538)         52,552         354,998
                                                        ------------    ------------    ------------    ------------

Net cash provided by (used for) operating activities        (564,012)      4,510,888       6,565,979       3,605,063
                                                        ------------    ------------    ------------    ------------

CELL TECH INTERNATIONAL INCORPORATED

                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

Cash flows from investing activities

   Purchase of property and equipment                       (145,493)       (605,236)     (1,332,622)     (1,483,946)

   Proceeds from sale of equipment                             4,094          71,325         280,266         268,579
                                                        ------------    ------------    ------------    ------------

Net cash used for investing activities                      (141,399)       (533,911)     (1,052,356)     (1,215,367)
                                                        ------------    ------------    ------------    ------------

Cash flows from financing activities

   Bank overdraft                                          1,062,967         247,584        (492,809)        492,809

   Payments on long-term debt                             (1,099,026)    (22,451,347)       (728,704)       (768,587)

   Proceeds from issuance of long-term debt                       --      25,185,015              --              --

   Net proceeds from related party debt                      741,470              --              --              --

   Proceeds from issuance of common stock                         --       1,650,000              --              --

   Distributions to shareholders                                  --     (10,110,339)     (2,790,000)     (7,285,000)
                                                        ------------    ------------    ------------    ------------

Net cash provided by (used for) financing activities         705,411      (5,479,087)     (4,011,513)     (7,560,778)
                                                        ------------    ------------    ------------    ------------

Net increase (decrease) in cash and cash equivalents              --      (1,502,110)      1,502,110      (5,171,082)

Cash and cash equivalents, beginning of year                      --       1,502,110              --       5,171,082
                                                        ------------    ------------    ------------    ------------

Cash and cash equivalents, end of year                  $         --    $         --    $  1,502,110    $         --
                                                        ============    ============    ============    ============

Supplemental disclosure of cash flow information

   Cash paid during the year for:

     Interest                                           $    779,424    $    503,230    $    989,859    $    768,591
                                                        ============    ============    ============    ============

Supplemental disclosure of non-cash transactions

     Stock issued for fundraising activities            $         --    $    134,375    $         --    $         --

     Distributions of fixed assets to shareholders                --       1,050,000              --              --
                                                        ============    ============    ============    ============

          See accompanying notes to consolidated financial statements.

CELL TECH INTERNATIONAL INCORPORATED

                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

NOTE 1 -- SUMMARY OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

Business

Cell Tech International Incorporated, The New Algae Company (NAC), and The New Earth Company (NEC), collectively the "Company", are engaged in the production and marketing of food supplement products made with blue-green algae harvested from Klamath Lake, Oregon. The Company uses a multi-level distributor network throughout the United States and Canada to distribute its products. The Company commenced operations as NAC in 1982 and subsequently formed NEC to further its operations. In 1990 NAC purchased the assets of Cell Tech, Inc. and then began doing business under the trade name "Cell Tech".

Effective August 6, 1999, pursuant to an Agreement and Plan of Reorganization, HumaScan, Inc., a Delaware public shell corporation ("Holding Company"), acquired all of the issued and outstanding shares of NAC and NEC ("Operating Companies"). In consideration of the shares of Operating Companies, the Holding Company issued to Daryl J. Kollman and Marta C. Kollman (together the "Kollmans") an aggregate of 13,000,000 shares of common stock of the Holding Company and an aggregate of 748,507 shares of Series B Preferred Stock ("Preferred Stock") of the Holding Company. Each share of preferred stock has converted automatically into 108.520933 shares of the Holding Company common stock (an aggregate of 81,228,723 shares). As of August 6, 1999, the Holding Company had 8,139,070 shares of common stock outstanding immediately prior to the reorganization and issuance to the Kollmans, and had reserved 2,569,107 shares of common stock for issuance upon the exercise of outstanding options and warrants or pursuant to the Holding Company's 1996 Stock Incentive Plan. On August 10, 1999, the Holding Company undertook a 1:10.8520933 reverse stock split and amended its certificate of incorporation to increase its authorized shares of common stock from 25,000,000 to 50,000,000 to provide a sufficient number of shares of the Holding Company common stock to permit the conversion of all of the preferred stock. All share data, including warrants and options for the purchase of common stock has been restated to reflect the reverse stock split.

For accounting purposes, the acquisition has been treated as a recapitalization of the Operating Companies with the Operating Companies as the acquirer ("reverse acquisition"). The accompanying financial statements include the accounts of the Operating Companies for all periods presented, and the accounts of the Holding Company from August 6, 1999, the effective date of the merger.

On August 19, 1999, the Holding Company changed its name to "Cell Tech International Incorporated." With effect from January 1, 2000, NAC and NEC were combined into one company.

Basis of Consolidation

The accompanying consolidated financial statements of the Company include the accounts of the Holding Company and its subsidiaries NAC and NEC. Intercompany transactions and balances have been eliminated on consolidation.

CELL TECH INTERNATIONAL INCORPORATED

                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

NOTE 1 -- SUMMARY OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Management Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all liquid investments with an original maturity of three months or less to be cash equivalents.

Inventories

Work in progress, finished goods and sales aids inventories are stated at the lower of cost or market. The Company uses a weighted average method to determine cost for work in progress and finished goods based upon normal harvesting volumes (see Note 4). Cost of work in progress and finished goods includes direct labor and an allocation of overhead costs. Sales aids consist of video tapes, audio tapes, brochures and other promotional items sold by the Company to its distributors.

Property and Equipment

Property and equipment are stated at cost and are depreciated using the straight-line method over the estimated useful lives of 40 years for buildings and 3 to 10 years for machinery and equipment as well as furniture and fixtures. Additions, renewals and improvements are capitalized. Expenditures for maintenance, repairs and minor renewals and improvements are charged to expense. Upon sale or retirement of property and equipment, the cost and related accumulated depreciation are removed from the accounts, and the resulting gain or loss is recorded in operations.

Intangible Assets

Intangible assets included in other assets consist principally of lease rights and the excess of purchase price over the fair value of the tangible assets of Cell Tech, Inc., acquired in 1990 (see Note 13). These excess costs include a licensing agreement to harvest algae on a certain canal, a noncompetition agreement, product trade names and goodwill. Such intangibles are being amortized using the straight-line method over 10 to 12 years.

CELL TECH INTERNATIONAL INCORPORATED

                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

NOTE 1 -- SUMMARY OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Financial Instruments

The Company estimates the fair value of its monetary assets and liabilities based upon the existing interest rates related to such assets and liabilities compared to the current market rates of interest for instruments of a similar nature and degree of risk. Cash and cash equivalents approximate fair value as reported in the consolidated balance sheet. The fair value of debt is estimated using discounted cash flow analyses, based on the Company's incremental borrowing rates for similar types of borrowing arrangements. The fair value of the Company's debt at December 31, 2000, 1999 and 1998 approximates the carrying value. The Company records all other financial instruments, including accounts receivable and accounts payable, at cost which approximates market value.

Revenue Recognition

The Company recognizes revenue when the risk of loss for the product sold passes to the customer and any reserve for estimated returns can be quantified, which is generally when goods are shipped.

In December 1999, the SEC staff released Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (SAB No. 101). SAB No. 101 provides interpretive guidance on the recognition, presentation and disclosure of revenue in the financial statements. SAB No. 101 must be applied to the financial statements no later than the quarter ending September 30, 2000. The adoption of SAB No. 101 in 2000 did not have a material affect on the Company's financial results.

                      Shipping and Handling Fees and Costs

The Company adopted EITF 00-10, "Accounting for Shipping and Handling Fees and Costs", since December 15, 2000. All shipping and handling costs for goods shipped by the Company to customers are included in shipping and handling expenses in the statements of income (loss). Shipping and handling costs of goods shipped by the Company to customers for the years ended December 31, 2000, 1999, 1998 and 1997 were $1,333,359, $2,769,269, $3,796,461 and $5,745,613, respectively.

Income Taxes

Effective October 11, 1990 and October 1, 1995, NAC and NEC elected S Corporation status, respectively. Under the provisions of the Internal Revenue Code for S Corporations, the Company was not liable for payment of federal or state income taxes. Rather, the taxable income of the Company was attributed directly to its shareholders. Because NEC had previously operated as a taxable entity, it might be subject to potential "built-in gains" tax upon the sale of its operating assets or its entire business.

On June 20, 1999, NAC and NEC elected to be taxed as a C-Corporation.

The Company accounts for income taxes by recognizing deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statements carrying amounts and tax basis of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse.

CELL TECH INTERNATIONAL INCORPORATED

                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

NOTE 1 -- SUMMARY OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Impairment of Long-Lived Assets

Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS No. 121") establishes guidelines regarding when impairment losses on long-lived assets, which include computer equipment, should be recognized and how impairment losses should be measured.

The Company reviews the carrying values of its long-lived and identifiable assets for possible impairment whenever events or changes in circumstances indicate the carrying amount of the assets may not be recoverable. Any long-lived assets held for disposal are reported at the lower of their carrying value or fair value less costs to sell. The financial statements for the year ended December 31, 1998 include an adjustment due to the impairment of fixed assets of $861,865. There was no adjustment due to the impairment of long-lived assets during the year ended December 31, 1999. During the year ended December 31, 2000, the Company recorded an adjustment due to the impairment of fixed assets of $136,381.

Stock Option Plan

Prior to January 1, 1996, the Company accounted for its stock option plan in accordance with the provisions of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. On January 1, 1996, the Company adopted Statement of Financial Accounting Standards
(SFAS) No. 123, Accounting for Stock-Based Compensation, which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 also allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants made in 1995 and future years as if the fair-value-based method defined in SFAS No. 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide pro forma disclosure in accordance with the provisions of SFAS No. 123 (Note 11).

Comprehensive Income

In June of 1997, the Financial Accounting Standards Board (FASB) issued SFAS 130 "Reporting on Comprehensive Income," in response to concerns of users of financial statements about the increasing number of comprehensive income items that bypass the income statement. This statement is effective for all periods beginning after December 15, 1997. Since the Company's only component of comprehensive income is net income on loss from operations, the pronouncement currently imposes no additional reporting requirements on the Company.

CELL TECH INTERNATIONAL INCORPORATED

                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

NOTE 1 -- SUMMARY OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Segment Reporting

The Company has only identified one operating segment that being the production and sale of food supplement products made from blue green algae.

Earnings Per Share

Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128") provides for the calculation of basic and diluted earnings per share. Basic earnings per share includes no dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of an entity, such as stock options, warrants or convertible preferred stock. The Company's potential common shares, consisting of the stock options and warrants described in Note 11, have not been included in the calculation of diluted earnings per share for any period as their effect is antidilutive.

Research and Development

All research and development costs are expensed as incurred.

Recent Accounting Pronouncements

Statement of Financial Accounting Standards No. 133, "Accounting for Certain Derivative Instruments and Certain Hedging Activities" (SFAS 133), establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. Statement of Financial Accounting Standards No. 137, Accounting for Derivative Instruments and Hedging Activities
- Deferral of the effective date of FASB Statement No. 133 - an amendment of FASB Statement No. 133 ("SFAS 133"), defers the effective date of SFAS 133 to be effective for financial statements ending after June 15, 2000. Statement of Financial Accounting Standards No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, an amendment of FASB Statement No. 133, amended certain of the accounting and reporting standards of SFAS 133. The adoption of SFAS No. 133 did not have a material effect on the financial position or results of operations.

In March 2000, the Financial Accounting Standards Board issued Interpretation No. 44 ("FIN 44") Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB Opinion No. 25. FIN 44 clarifies the application of Opinion No. 25 for (a) the definition of employee for purposes of applying Opinion No. 25, (b) the criteria for determining whether a plan qualifies as a non-compensatory plan, (c) the accounting consequences of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 2, 2000, but certain conclusions cover specific events that occur after either December 15, 1998, or January 12, 2000. The implementation of FIN 44 did not have a material effect on the Company's financial position.

In June 2001, the Financial Accounting Standards Board finalized FASB Statements No. 141, Business Combinations (SFAS 141), and No. 142, Goodwill and Other Intangible Assets (SFAS 142). SFAS 141 requires the use of the purchase method of accounting and prohibits the use of the pooling-of-interests method of accounting for business combinations initiated after June 30, 2001. SFAS 141 also requires that the Company recognize acquired intangible assets apart from goodwill if the acquired intangible assets meet certain criteria. SFAS 141 applies to all business combinations initiated after June 30, 2001 and for purchase business combinations completed on or after July 1, 2001. It also requires, upon adoption of SFAS 142, that the Company reclassify the carrying amounts of intangible assets and goodwill based on the criteria in SFAS 141.

CELL TECH INTERNATIONAL INCORPORATED

                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

NOTE 1 -- SUMMARY OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Accounting Pronouncements (Continued)

SFAS 142 requires, among other things, that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually. In addition, SFAS 142 requires that the Company identify reporting units for the purposes of assessing potential future impairments of goodwill, reassess the useful lives of other existing recognized intangible assets, and cease amortization of intangible assets with an indefinite useful life. An intangible asset with an indefinite useful life should be tested for impairment in accordance with the guidance in SFAS 142. SFAS 142 is required to be applied in fiscal years beginning after December 15, 2001 to all goodwill and other intangible assets recognized at that date, regardless of when those assets were initially recognized. SFAS 142 requires the Company to complete a transitional goodwill impairment test six months from the date of adoption. The Company is also required to reassess the useful lives of other intangible assets within the first interim quarter after adoption of SFAS 142. The Company does not believe that implementation of the new pronouncements will have a material effect on the financial position of the company.

Reclassification

Certain 1999, 1998 and 1997 amounts have been reclassified to conform to the 2000 consolidated financial statements presentation. These reclassifications have no effect on previously reported net income.

NOTE 2--GOING CONCERN

The Company incurred a net loss of $2,783,939 in 2000. Additionally, the Company's current liabilities exceeded its current assets by $7,341,964 at December 31, 2000. The Company has a $15 million Line of Credit Agreement with a financial institution as described and summarized in Note 7. The Company is not in compliance with certain restrictive covenants of this line of credit. Accordingly, the entire amount outstanding under the Line of Credit Agreement of $2,796,553 as at December 31, 2000 has been classified as a current liability. In order to pay-off the outstanding balance the lender began withholding funds from the daily collections of the Company and applied such withholdings to the outstanding balance. The ability of the Company to borrow under the Line of Credit Agreement was also restricted as a result of the lender reducing the availability under the Line of Credit Agreement by the cumulative amount of the daily withholdings. As a result, the Company is experiencing difficulty in generating sufficient cash flows to meet its obligations. These conditions give rise to substantial doubt about the Company's ability to continue as a going concern.

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flows to meet its obligations on a timely basis.

The Company is continuing its efforts to raise both debt and equity financing. However, there can be no assurance that the Company will be able to service additional financing, or that if such financing is available, whether the terms or conditions would be acceptable to the Company.

CELL TECH INTERNATIONAL INCORPORATED

                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

NOTE 3 -- RECEIVABLES

As revenues are generally paid with credit cards and thereby collected prior to shipment, the Company does not record trade accounts receivable. Receivables consist of the following:

                                                        December 31,
                                            ------------------------------------
                                              2000          1999          1998
                                            ========      ========      ========
Due from shareholders                       $     --      $ 55,102      $ 43,263

Credit card deposits in transit              437,832       325,530            --

Miscellaneous receivables                     97,313       109,019       369,103
                                            --------      --------      --------

                                            $535,145      $489,651      $412,366
                                            ========      ========      ========

NOTE 4 -- INVENTORIES

Inventories consist of the following:

                                                    December 31,
                                   --------------------------------------------
                                        2000            1999            1998
                                   ============    ============    ============
Work in progress                   $ 11,172,105    $ 13,323,989    $ 15,087,107

Finished goods                          884,208       1,049,612       1,894,473

Sales aids                               19,686          57,786          86,661
                                   ------------    ------------    ------------

                                     12,075,999      14,431,387      17,068,241

Less reserve for potentially
unsaleable inventories (Note 12)       (900,000)       (900,000)       (500,000)
                                   ------------    ------------    ------------

                                     11,175,999      13,531,387      16,568,241

Less current portion                 (2,500,000)     (3,500,000)     (2,650,000)
                                   ------------    ------------    ------------

                                   $  8,675,999    $ 10,031,387    $ 13,918,241
                                   ============    ============    ============

During 2000, 1999 and 1998, the Company curtailed the volume of algae harvested. Accordingly, the Company experienced excess processing capacity which was not fully utilized. As a result, the Company incurred costs aggregating $4.5 million, $3.7 million and $4.7 million, representing negative volume variances in 2000, 1999 and 1998, respectively. Such costs are included in cost of sales for 2000, 1999 and 1998. No volume variance was recorded in 1997.

CELL TECH INTERNATIONAL INCORPORATED

                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

Inventories that are in excess of the following year's estimated sales have been classified as long-term inventories.

NOTE 5 -- PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

                                                    December 31,
                                   --------------------------------------------
                                       2000            1999            1998
                                   ============    ============    ============
Land and improvements              $     17,817    $     17,817    $    361,620

Buildings and improvements            6,479,846       6,203,127       6,734,518

Furniture and fixtures                  754,235         811,141         821,967

Machinery and equipment              16,831,930      16,862,162      18,092,329

Non-commercial assets                 1,084,521       1,501,889       1,120,016
                                   ------------    ------------    ------------

                                     25,168,349      25,396,136      27,130,450

Less accumulated depreciation       (11,607,363)     (9,320,285)     (7,464,100)
                                   ------------    ------------    ------------

                                   $ 13,560,986    $ 16,075,851    $ 19,666,350
                                   ============    ============    ============

CELL TECH INTERNATIONAL INCORPORATED

                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

NOTE 5 -- PROPERTY AND EQUIPMENT (CONTINUED)

Depreciation expense for 2000, 1999, 1998, and 1997 aggregated $2,459,190, $2,719,335, $2,579,703 and $2,506,668, respectively.

Loss on sale of fixed assets for 2000, 1999, 1998, and 1997 aggregated $60,693, $503,095, $309,705 and $179,538, respectively.

The Company also distributed fixed assets with a fair market value of $1,050,000 to the Kollmans in 1999. No fixed assets were distributed in 2000, 1998 and 1997.

Non-commercial assets include machinery and equipment held for sale with a cost of $587,994, $1,061,524 and $648,584, and accumulated depreciation of $245,105,
$326,507 and $253,917 at December 31, 2000, 1999 and 1998, respectively. No depreciation has been recorded on those assets since the date they were identified as being held for sale. The financial statements for the years ended December 31, 2000 and 1998 include an adjustment due to the impairment of fixed assets of $136,381 and $861,865, respectively. There was no adjustment due to the impairment of long-lived assets during the year ended December 31, 1999.

NOTE 6 -- OTHER ASSETS

Other assets consist of the following:

                                                                 December 31,
                                                  -----------------------------------------
                                                      2000           1999           1998
                                                  ===========    ===========    ===========
Intangibles (Note 13):

    Lease rights, net of accumulated
       amortization of $682,972, $530,178
       and $377,384                               $   844,955    $   997,749    $ 1,150,543

    Excess of purchase price over fair
       value of tangible assets acquired,
       net of accumulated amortization
       of $1,690,056, $1,564,609 and $1,418,455       136,917        262,364        428,518

    Loan fees, net of accumulated amortization
       of $864,505 and $254,266                            --        610,239             --

    Deposits                                           87,774         52,255        453,338

    Other                                             156,845        156,205         71,780
                                                  -----------    -----------    -----------

                                                    1,226,491      2,078,812      2,104,179

Less current portion of lease rights included
   in prepaid expenses                                (94,830)       (94,830)       (94,832)
                                                  -----------    -----------    -----------

                                                  $ 1,131,661    $ 1,983,982    $ 2,009,347
                                                  ===========    ===========    ===========

Amortization expense aggregated $888,480 for 2000, $573,214 for 1999 and $318,946 for 1998 and 1997, respectively.

NOTE 7 -- LINE OF CREDIT AGREEMENT

In June 1999, the Company entered into a $15 million Line of Credit Agreement with a financial institution. The agreement has four parts: Receivable Loans, Advances and Inventory Loans, Term Loans, and Equipment Acquisition Loans. The Receivable Loans and the Advances and Inventory Loans bear interest at a rate equal to the prime rate plus 2.5% per annum, effectively 12% at December 31, 2000, and expires June 30, 2002. The balance outstanding under the Receivable Loans and the Advances and Inventory Loans at December 31, 2000 and 1999 was $1,105,012 and $1,631,710, respectively. The Term Loans and Equipment Acquisition Loans bear interest at a rate equal to the prime rate plus 2.75%, effectively 12.25% at December 31, 2000, and are repayable in 60 monthly installments by July 1, 2004. The total balance outstanding under the Term Loans and Equipment Acquisition Loans at December 31, 2000 and 1999 was $1,691,541 and $2,169,739, respectively. The Company incurs a minimum monthly interest charge for an amount equal to all interest that would have been accrued had the daily aggregate outstanding balance of all Loans been equal to 40% of the Maximum Dollar Debt.

CELL TECH INTERNATIONAL INCORPORATED

                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

NOTE 7 -- LINE OF CREDIT AGREEMENT (CONTINUED)

The Line of Credit Agreement is guaranteed by the majority shareholders and substantially all of the assets of the Company. Certain restrictive covenants exist and the Company is not in compliance with such covenants.

In order to pay-off the outstanding balance the lender began withholding funds in August 1999 until February 2001 from the daily collections and applied such withholdings to the outstanding balance. The ability of the Company to borrow under the Line of Credit Agreement was also restricted as a result of the lender reducing the availability under the Line of Credit Agreement by the cumulative of the daily withholdings. As of March 20, 2001, the Company had no availability to draw on the line of credit.

The Company has classified all outstanding debt to the lender a part of current liability.

The Company incurred certain loan fees amounting to $864,505, upon closing of the agreement. The Line of Credit incurs annual loan fees, a renewal fee and an early termination fee.

NOTE 8 -- LONG-TERM DEBT

Long-term debt consists of the following:

                                                           December 31,
                                            -----------------------------------------
                                                2000           1999           1998
                                            ===========    ===========    ===========
Receivable loans, advances and inventory
   loans, secured by substantially all
   of the assets of the Company,
   interest at the prime rate plus 2.5%
   per annum (12% at December 31, 2000),
   expiring June 30, 2002 (Note 7)          $ 1,105,012    $ 1,631,710    $        --

Term loans and equipment acquisition
   loans, secured by substantially all
   of the assets of the Company,
   interest at prime rate plus 2.75%
   (12.25% at December 31, 2000) and
   repayable in 60 monthly installments
   by July 1, 2004 (Note 7)                   1,691,541      2,169,739             --

Note payable to former owner of Cell
   Tech, Inc. secured by all of the
   assets and all of the issued and
   outstanding stock of NAC, with
   monthly payments of $65,942 including
   interest at 19%, repaid during the
   year ended December 31, 1999 (Note 13)            --             --      1,074,717

Note payable to a nonprofit
   organization, secured by rights of
   property and leasehold improvements,
   with annual payments of $75,000
   including interest at 6.25%, maturing
   July 19, 2005                                313,790        365,920        414,984

Note payable to a university with
   monthly installments of $3,500 per
   month to be paid in full by April
   2001. The note does not bear interest
   and is not secured                            14,000         56,000             --
                                            -----------    -----------    -----------

                                              3,124,343      4,223,369      1,489,701

Less current portion (Note 7)                (2,862,683)    (3,895,579)      (690,093)
                                            -----------    -----------    -----------

                                            $   261,660    $   327,790    $   799,608
                                            ===========    ===========    ===========

CELL TECH INTERNATIONAL INCORPORATED

                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

NOTE 8 -- LONG-TERM DEBT (CONTINUED)

At December 31, 2000, scheduled maturities of debt are summarized as follows:

Years ending December 31,                           Amount
=========================                         ==========
          2001                                    $2,862,683

          2002                                        58,850

          2003                                        62,528

          2004                                        66,436

          2005                                        73,846
                                                  ----------

                                                  $3,124,343
                                                  ==========

NOTE 9 -- INCOME TAX

The following summarizes the provision (benefit) for income taxes:

                                                      December 31,
                                       -----------------------------------------
                                           2000           1999           1998
                                       ===========    ===========    ===========
Deferred:

   Federal                             $  (729,319)   $(1,771,318)   $        --

   State and local                         (93,217)      (367,632)            --

   Valuation allowance                     822,536      2,138,950             --
                                       -----------    -----------    -----------

                                       $        --    $        --    $        --
                                       ===========    ===========    ===========

On June 20, 1999, NAC and NEC elected to change their tax status from an S-Corporation to a C-Corporation. If NAC and NEC were taxed as a C-Corporation effective as of January 1, 1999, 1998 and 1997, the Company's net income (loss) and net income (loss) per share would have been changed to the unaudited pro forma amounts indicated below:

                                      1999             1998             1997
                                 -------------    -------------   --------------
Net income (loss):

   As reported                   $  (4,140,824)   $   2,296,285   $   17,253,258

   Pro forma                        (4,140,824)       1,414,511       10,628,807

Net income (loss) per share:

   As reported                   $       (0.45)   $        0.26   $         1.99

   Pro forma                             (0.45)            0.16             1.22

The foregoing unaudited pro forma disclosures are not necessarily reflective of the actual results which would have been obtained had the election to change tax status been made as of an earlier date, nor are they indicative of future operating results.

The reconciliation of income tax from continuing operations computed at the U.S., federal statutory tax rate to the Company's effective income tax rate is as follows:

                                                                   December 31,
                                                       ===================================
                                                         2000      1999      1998     1997
                                                       ======    ======     =====   ======
Tax at U.S. federal statutory rate                      (34.0)    (34.0)%    34.0%    34.0%

Income not subject to corporate taxes                      --        --     (34.0)%  (34.0)%

State and local income taxes, net of federal benefit     (4.4)     (4.4)       --       --

Merger and acquisition costs                               --      (6.5        --       --

Other                                                     5.9      (6.8        --       --

Valuation allowance against deferred tax assets          32.5      51.7        --       --
                                                       ------    ------     -----   ------

                                                           --%       --%       --%      --%
                                                       ======    ======     =====   ======

CELL TECH INTERNATIONAL INCORPORATED

                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

NOTE 9 -- INCOME TAX (CONTINUED)

At December 31, 2000, the Company had state and federal net operating loss carryforwards available to offset future taxable income of approximately $7.7 million that expire at various dates through 2020.

The Company annually evaluates the realization of the net deferred tax asset, taking into consideration prior earnings history, projected operating results and the reversal of temporary tax differences. At December 31, 2000, the Company recorded a valuation allowance on the net deferred tax asset as a result of the uncertainty relating to the realizability of the net deferred asset.

The primary components of temporary differences which compose the Company's net deferred tax assets and liabilities as of December 31, 2000, 1999 and 1998 are as follows:

                                                      December 31,
                                       =========================================
                                           2000           1999           1998
                                       ===========    ===========    ===========
Deferred tax assets (liability):

   Inventory adjustments               $   644,832    $   423,844    $        --

   Accrued expenses                        308,436        312,230             --

   Litigation reserve                      632,940        441,228             --

   Other                                    38,047         64,484             --
                                       -----------    -----------    -----------

Current deferred tax assets              1,624,255      1,241,786             --
                                       -----------    -----------    -----------

Net operating losses and credits         2,982,305      1,384,713             --

Inventory adjustments                           --      1,214,783             --

Depreciation                            (1,645,074)    (2,178,239)            --

Write down of equipment                         --        335,159             --

Other                                           --        140,748             --
                                       -----------    -----------    -----------

Non-current deferred tax assets          1,337,231        897,164             --
                                       -----------    -----------    -----------

Net deferred tax assets                  2,961,486      2,138,950             --

Less: valuation allowance               (2,961,486)    (2,138,950)            --
                                       -----------    -----------    -----------

                                       $        --    $        --    $        --
                                       ===========    ===========    ===========

NOTE 10 -- STOCKHOLDERS EQUITY

On August 6, 1999, the Company issued warrants to purchase shares of its common stock to the following parties for their services as follows:

                                              Number of    Exercise
                                               Warrants      Price         Term
                                              =========    ========       ======
Andromeda                                      100,000      $1.3337       5 year

Hateley & Hampton                              300,000      $0.0749       5 year

Wharton Capital                                267,000      $0.0749       5 year

The Company adopted SFAS No. 123 to account for the stock warrants granted to non-employees using the Black Scholes pricing model to determine the fair value of the warrants granted. The Company recognized $400,000 of costs for the warrants granted to Andromeda and Hateley & Hampton.

CELL TECH INTERNATIONAL INCORPORATED

                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

NOTE 10 -- STOCKHOLDERS EQUITY (CONTINUED)

The assumptions used in the Black Scholes pricing model were a discount rate of 5.16%, a volatility of 1%, a dividend yield of 1% and a term of l year.

On October 19, 1999, the Company sold 1,157,895 shares of its common stock and warrants to purchase 1,157,895 shares of its common stock in a private placement to Mr. Zubair Kazi for $1,515,625, net of fundraising costs of $134,375. In connection with this transaction, the Company also issued warrants to purchase 150,000 and 100,000 shares of its common stock to Pacific Basin and Richard Wade, respectively. Each warrant has a 5-year term and an exercise price of $1.425 per share. The Company also issued 50,000 shares of its common stock, at fair market value which amounted to $134,375, to Pacific Basin Capital for their services. See Note 12.

NOTE 11 -- STOCK OPTIONS AND WARRANTS

All share data and per share information have been restated to account for the reverse stock split (see Note 1).

In June 1996, the Company adopted the 1996 Stock Incentive Plan (the Plan) pursuant to which the Company's Board of Directors may grant stock options to officers, key employees, and consultants. The Plan authorizes grants of options to purchase up to 64,504 shares of authorized but unissued common stock. Stock options are granted with an exercise price equal to the stock's fair market value at the date of grant. The stock option activity is as follows:

                                                      Shares          Price
                                                     =======     ===============

Outstanding, January 1, 1997                          17,324     $62.40 - $65.11

            Granted                                    9,740      65.11 - 142.49

            Expired                                     (207)      65.11 - 99.73

            Exercised                                 (1,659)              65.11
                                                     -------     ---------------

Outstanding, December 31, 1997                        25,198      62.40 - 142.49

            Granted                                   29,649        4.77 - 58.38

            Expired                                  (12,601)     58.38 - 142.49

            Exercised                                   (461)              65.11
                                                     -------     ---------------

Outstanding, December 31, 1998                        41,785       4.77 - 142.49

            Granted                                   16,126                3.05

            Expired                                  (32,109)      4.77 - 142.49

            Exercised                                     --                  --
                                                     -------     ---------------

Outstanding, December 31, 1999                        25,802       3.05 - 142.49

            Granted                                       --                  --

            Expired                                       --                  --

            Exercised                                     --                  --
                                                     -------     ---------------

Outstanding, December 31, 2000                        25,802      $3.05 - 142.49
                                                     =======     ===============

The above options have a weighted average remaining contractual life of 3.4 years.

CELL TECH INTERNATIONAL INCORPORATED

                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

NOTE 11 -- STOCK OPTIONS AND WARRANTS (CONTINUED)

In addition to the options provided for in the aforementioned Plan, in early 1996, 13,131 options were issued to certain officers, employees and consultants at an exercise price of $57.84 per share, each with a five-year term. 691 options were granted to certain former directors on September 25, 1996 to replace certain options which terminated upon resignation of such directors in connection with the Company's initial public offering. These 691 options have an exercise price of $65.11 per share and a ten-year term. During 1998, 1,382 stock options were issued to a director, at an exercise price of $98.65 per share and a ten-year term. 4,607 stock options were issued to a consultant at an exercise price of $14.98 and a five-year term. Also, 4,216 stock options granted in prior years were exercised. Outstanding options at December 31, 2000 have a weighted average remaining contractual life of 1.1 years.

The per share weighted-average fair value of stock options granted during 1999 was $2.60 on the date of grant using the Black Scholes option-pricing model with the following weighted-average assumptions: no expected dividend yield, risk-free interest rate of 5.1%, volatility of 0%, and an expected life of 5 years. There were no stock options granted during the year ended December 31, 2000.

The Company applies APB Opinion No. 25 in accounting for the Plan and, accordingly, no compensation cost has been recognized for its stock options in the financial statements. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's net income (loss) and net income (loss) per share would have been changed to the unaudited pro forma amounts indicated below:

                                    2000              1999              1998             1997
                               ==============    ==============    ==============   ==============
Net income (loss):

   As reported                 $   (2,783,939)   $   (4,140,824)   $    2,296,285   $   17,253,258

   Pro forma                       (2,783,939)       (4,140,824)        2,051,440       17,044,451

Net income (loss) per share:

   As reported                 $        (0.26)   $        (0.45)   $         0.26   $         1.99

   Pro forma                            (0.26)            (0.45)             0.24             1.96
                               ==============    ==============    ==============   ==============

On February 14, 2000, the Board of Directors approved a new stock incentive plan (The 2000 Plan). The stock incentive plan is for the benefit of employees, consultants and non-employee directors of the Company and its subsidiaries. The maximum number of shares with respect to which stock options or stock appreciation rights may be grated or awarded as restricted stock under the stock incentive plan will be 700,000 shares in aggregate of common stock of the Company.

The 2000 Plan provides for options to purchase 15,000 shares of common stock of the Company to be automatically granted to each Non-Employee Director who was serving as a member of the Board of Directors on the date the 2000 Plan was adopted (Initial Non-Employee Director Options). The 2000 Plan also provides for 10,000 shares of common stock of the Company to be automatically granted to each Non-Employee Director, who is serving on or elected to the Board of Directors at each annual meeting of the stockholders of the Company after the date the 2000 Plan is adopted (Regular Non-Employee Director Options). The options issued will be Non-Qualified Options.

During the year ended December 31, 2000, 45,000 options were granted under the 2000 Plan subject to approval by the shareholders of the Company. These options have a weighted average remaining contractual life of 9.17 years.

CELL TECH INTERNATIONAL INCORPORATED

                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

NOTE 11 -- Stock options AND WARRANTS (CONTINUED)

Warrant activity during the years ended December 31, 2000, 1999 and 1998 is as follows:

                                                       Shares          Price
                                                     =========    ==============

Outstanding at January 1, 1998                              --    $           --

Warrants granted                                       193,429      7.27 - 84.65
                                                     ---------    --------------

Outstanding at December 31, 1998                       193,429      7.27 - 84.65

Warrants granted (Note 10)                           2,074,895     0.075 - 1.425
                                                     ---------    --------------

Outstanding at December 31, 1999                     2,268,324     0.075 - 84.65

Warrants granted                                            --                --
                                                     ---------    --------------

Outstanding at December 31, 2000                     2,268,324    $0.075 - 84.65
                                                     =========    ==============

NOTE 12 -- COMMITMENTS AND CONTINGENCIES

Microcystis

As a result of certain conditions, a toxic strain of algae called Microcystis occasionally blooms in Klamath Lake and contaminates a portion of the Company's harvest of blue-green algae. In 1994, the Company began to test the algae harvested at its facility for possible contamination. The existence of Microcystis has been regularly measured at various levels. In the absence of established regulatory criteria for determining an acceptable level of Microcystin (the actual toxin), the Company sponsored an assessment of risk and set its own standards for determining whether a particular batch of algae is acceptable for human consumption. Algae, which does not meet the Company's standards and cannot be used in alternative non-human consumable products is isolated and not used in production.

On October 23, 1997, the Oregon Department of Agriculture issued an Administrative Rule on the sale of blue-green algae, which stated that "the agency has decided to adopt the 1 microgram per gram (1 ppm) level of Microcystin in blue-green algae." This ruling may have an impact on the Company's ability to process and distribute the raw algae harvested and finished goods produced. Such ruling may also decrease the amount of salable inventory on hand and may therefore have an adverse impact on the Company's ability to realize the carrying value of its inventories. Management has recognized that an impairment of its inventory may exist and therefore has recorded its best estimate of the effect by establishing a reserve in the amount of $900,000 at December 31, 2000 and 1999, and $500,000 at December 31, 1998, respectively, for the possible effects of inventories which may become unsaleable under this Rule. The Oregon Department of Agriculture has raised no questions about the Company's products under this Rule to date.

CELL TECH INTERNATIONAL INCORPORATED

                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

NOTE 12 -- COMMITMENTS AND CONTINGENCIES (CONTINUED)

Litigation

In 1996, the Company entered into an agreement with one of its vendors to deliver 600,000 wet pounds of algae per month for processing for a five-year period. The minimum monthly volume level increased in September 1996 to 1,000,000 wet pounds of algae. On or about February 6, 1998, the vendor filed a complaint against the Company. The complaint alleges that the Company wrongfully terminated a contract requiring the Company to provide to the vendor not less than a contractually agreed amount of raw product for processing every month, or pay a penalty based on the shortfall until the contract was validly terminated. In its amended complaint, the vendor is seeking $780,930 in damages as of February 1998, plus additional damages that allegedly are continuing to accrue, plus prejudgment interest and prevailing party attorney fees as provided by the contract. The Company counter-claimed for breach of contract, alleging liquidated damages due, overcharges, and failure to deliver product, consequential damage for failure to utilize quality control methods required by the contract, prejudgment interest and attorney fees. Subsequent to December 31, 2000, a settlement agreement was negotiated in terms of which the parties have agreed to dismiss the lawsuit and counter-claim and have entered into a new agreement for the processing of algae for a five-year period. In terms of the settlement agreement, the Company also agreed to pay $1,656,000 to the vendor. $1 million will be paid in cash and $656,000 will be in the form of a promissory note payable to the vendor over 36 months and will incur interest at 10.5% per annum.

The Company is also involved in various legal matters arising in the normal course of business. In the opinion of management, the Company's liability, if any, arising from legal proceedings related to these matters is not expected to have a material effect on the consolidated financial statements of the Company.

Lien on Company Stock

The Company stock owned by Daryl J. Kollman and Marta C. Kollman, is the subject of a tax lien filed by the Internal Revenue Service for income taxes due from them arising from taxable income attributed from the Company. The lien is subordinated in favor of the lender for the Receivable Loans, Advances and Inventory Loans, Term Loans, and Equipment Acquisition Loans (Notes 7 and 8).

Covenants Related to the Private Placement to Mr. Zubair Kazi

In connection with the sale of 1,157,895 common shares to a private investor in 1999, the Company made certain warrants to the investor. In the event that the consolidated shareholders' equity of the Company is less than $20,000,000 at December 31, 1999 and the first reset date (see below), the Company shall immediately issue to Mr. Zubair Kazi additional common stock and warrants. The amount shall equal 1,157,895 multiplied by the percentage by which the shareholders' equity is less than $20,000,000. The Company did not maintain a shareholders' equity of $20,000,000 at December 31, 1999 and as a result, 681,798 shares and 681,798 warrants are due to Mr. Kazi as of December 31, 2000. The accrued liability related to the issuance of these shares and warrants has been accounted for in the financial statements.

Additionally, the shares sold were to be registered within 120 days of the sale. Additional penalties will accrue until such time that the shares are registered.

Also, if within one year after October 19, 1999 the Company sells its common stock at a price less than $1.425 per share in an event other than in a registered underwriting, the Company shall immediately issue to Mr. Zubair Kazi such additional shares of common stock and warrants so that Mr. Zubair Kazi maintains his percentage shareholdings as if he had purchased shares of common stock at the reduced purchase price. The Company did not sell any common stock during the one year period ended October 19, 2000 or for the year ended December 31, 2000.

CELL TECH INTERNATIONAL INCORPORATED

                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

NOTE 12 -- COMMITMENTS AND CONTINGENCIES (CONTINUED)

COVENANTS RELATED TO THE PRIVATE PLACEMENT TO MR. ZUBAIR KAZI (CONTD.)

The Company is obligated, upon the effective date of its' next registration statement (First reset date), to issue additional purchased securities in accordance with the following reset rights:

- If the ratio of $1.425 per share divided by the average closing bid price for the last twenty trading days prior to the first reset date (the first reset ratio) is greater than the ratio of $1.425 divided by the average closing bid price for the last twenty days prior to the execution of the Term Sheet, or September 13, 1999 (the Initial Ratio), on the first reset date, then the Company shall issue to the investor additional purchased securities so that the initial ratio and the first reset ratio are equal and pursuant to the following formula:

      o     Amount of Additional Purchased Securities =
            ((First Reset Ratio)/(Initial Ratio)-1) times 1,157,895.

- In addition, if the investor holds any Purchased Warrants for the period covered by the last three reset dates, the exercise price of these Purchased Warrants shall be reduced by the following formula:

      o     Exercise Price of Purchased Warrants =
            ((Initial Ratio)/(First Reset Ratio)) times $1.425.

- The investor is entitled to five additional reset dates which will occur as follows:

      o The next three reset dates will occur each three months after the first reset date.

      o The next two subsequent reset dates will occur each six-month period thereafter.

Since the Company has not yet filed its first registration statement, the first reset date has not yet occurred.

Leases

The Company has noncancelable operating leases, primarily for facilities space, vehicles and phone systems, which expire over the next five years and thereafter (Note15). Future minimum lease payments under operating leases are summarized as follows:

Years ending December 31,                                          Amount
=========================                                         ========

      2001                                                        $123,193

      2002                                                          98,922

      2003                                                          99,352

      2004                                                          99,795

      2005                                                          57,951

      Thereafter                                                   219,114
                                                                  --------

                                                                  $698,327
                                                                  ========

Rent expense for 2000, 1999, 1998 and 1997 aggregated $1,366,149, $1,447,101,
$1,591,240 and $2,589,773, respectively.

CELL TECH INTERNATIONAL INCORPORATED

                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

NOTE 13 -- ACQUISITION OF THE ASSETS OF CELL TECH, INC.

On August 3, 1990, NAC acquired all of the assets of Cell Tech, Inc. in exchange for cash and notes payable in the amount of $3,789,470. Cell Tech, Inc. was engaged in the production and marketing of food supplement products made with blue-green algae. In addition, the purchase agreement calls for contingent considerations to be paid in installments ranging from zero to $54,261 per month, based on a percentage of monthly sales. As the term of the contingent payments matches the estimated life of the related intangibles, such payments are charged to operating expense when determinable. Contingent payments made totaled $1,030,957 in 1999 and $651,132 in each of 1998 and 1997. The outstanding balance was repaid in full during the year ended December 31, 1999.

The Company accounted for the business combination as a purchase. The acquisition resulted in excess of purchase price over fair value of tangible assets of $1,846,973, which consists of a licensing agreement to harvest algae on a certain canal, a non-competition agreement, product trade names, and goodwill. Such intangibles are being amortized using the straight-line method over 10 to 12 years.

NOTE 14 -- EMPLOYEE BENEFIT PLAN

Effective June 1, 1994, the Company established a 401(k) Employee Savings Plan which allows eligible employees to contribute up to 15% of their compensation annually. The plan allows for Company matching at the discretion of management. Each employee receives a pro rata allocation of the discretionary matching based on the employee's compensation in relation to the compensation of all participants entitled to profit sharing contributions. The Company matching aggregated $60,134, $99,315, $126,158 and $141,655 in 2000, 1999, 1998 and 1997,
respectively.

NOTE 15 -- RELATED PARTY TRANSACTIONS

The lease agreements described and summarized in Note 12 include certain building and equipment leases in which the lessors are shareholders of the Company. Rental payments to the shareholders for 2000, 1999, 1998 and 1997 aggregated $1,149,528, $1,197,152, $726,770 and $1,665,227, respectively.

The amount payable to a related party at December 31, 2000 is due to the President of the Company and relates to unpaid rent on properties owned by the President.

The Company purchases promotional publications from an entity with common ownership. Payments for promotional publications to the shareholders for 2000, 1999, 1998 and 1997 aggregated $0, $15,360, $48,640 and $115,577, respectively.

The Company also received management fees and other income of $209,142 and $160,867 from its shareholders during 2000 and 1999, respectively. No management fees and other income were received from its shareholders during 1998 and 1997.

The Company paid consulting fees to a director of $32,500, $38,852 and $89,039 during 2000, 1999 and 1998, respectively.

The Company paid a law firm, which is owned by a director, legal fees of $0, $632,502 and $367,874 during 2000, 1999 and 1998, respectively.

CELL TECH INTERNATIONAL INCORPORATED

                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

NOTE 16 -- OTHER INCOME

Other income insists of the following:

Years ended December 31,                         2000           1999           1998           1997
==========================================   ===========    ===========    ===========    ===========
August celebration sales                     $    27,750    $    38,457    $   135,127    $   297,459

Genealogy fee income                             163,648        234,739        408,293        745,651

Interest income                                   57,507         87,852        115,898        303,533

Miscellaneous income                             286,916        683,767        533,372        747,679

Management fee income from a related party       195,917         66,660             --             --

Stock penalties                                 (250,000)            --             --             --

Loss on disposal of assets                       (60,693)       (98,815)      (309,705)      (179,538)
                                             -----------    -----------    -----------    -----------

                                             $   421,045    $ 1,012,660    $   882,985    $ 1,914,784
                                             ===========    ===========    ===========    ===========

NOTE 17 -- CONCENTRATION OF CUSTOMERS AND SUPPLIERS

No customers accounted for more than 10% of sales during the years ended December 31, 2000, 1999 and 1998. One vendor supplied approximately 27%, 23% and 26% of the products that the Company purchases for the years then ended.