Form 10-Q
period 2001-03-31
CELL TECH INTERNATIONAL INC
filed 2002-05-23
CIK 1015194

2001
================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               ------------------

                                    FORM 10-Q

                                   (Mark One)
     |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2001

                                       OR

     |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

        For the transition period from ____________ to _________________

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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|.

      As of April 30, 2002, the number of shares outstanding of the registrant's sole class of common stock, par value $0.01 per share was 10,640,895.

                                TABLE OF CONTENTS

Part I - FINANCIAL INFORMATION................................................1

   ITEM 1. FINANCIAL STATEMENTS...............................................1
      Consolidated Balance Sheets.............................................1
      Consolidated Statements of Loss.........................................2
      (Unaudited).............................................................2
      Consolidated Statements of Cash Flows...................................3
      (Unaudited).............................................................3
      Notes to Consolidated Financial Statements..............................4
      Lien on Company Stock...................................................8
      Dispute Between Principal Shareholders..................................8

   ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
   CONDITION AND RESULTS OF OPERATIONS........................................9
      Overview...............................................................10
      Results of Operations..................................................11
      Three months ended March 31, 2001 compared with the three months ended March 31, 2000...................................................11
      Liquidity and Capital Resources........................................13
      Cash Flows.............................................................14
      Recent Financial Accounting Standards Board Statements.................14
      Special Note Regarding Forward-Looking Statements......................15

   ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK........16

PART II - OTHER INFORMATION..................................................17

   ITEM 1. LEGAL PROCEEDINGS.................................................17
   ITEM 2. CHANGES IN SECURITIES.............................................18
   ITEM 3. DEFAULTS UPON SENIOR SECURITIES...................................18
   ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...............18
   ITEM 5. OTHER INFORMATION.................................................18
      Dispute Between Principal Shareholders.................................18
   ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K..................................19

   SIGNATURES................................................................26

                      CELL TECH INTERNATIONAL INCORPORATED
                                AND SUBSIDIARIES

                         Part I - Financial Information

Item 1. Financial Statements

                           Consolidated Balance Sheets

                                                                             (Unaudited)
                                                                              March 31,      December 31,
                                                                                2001             2000
                                                                             -----------     ------------
Assets

Current assets
   Receivables                                                               $   379,589     $   535,145
   Current portion of inventories                                              2,000,000       2,500,000
   Prepaid expenses                                                              771,486         845,855
                                                                             -----------     -----------
Total current assets                                                           3,151,075       3,881,000
                                                                             -----------     -----------
Property and equipment, net of accumulated depreciation                       12,947,151      13,560,986
Long-term inventories, net of current portion                                  8,810,673       8,675,999
Other assets                                                                   1,102,803       1,131,661
                                                                             -----------     -----------
Total assets                                                                 $26,011,702     $27,249,646
                                                                             ===========     ===========
Liabilities and Shareholders' Equity

Current liabilities
   Bank overdraft                                                            $ 1,350,178     $ 1,310,551
   Accounts payable                                                            3,140,217       2,897,684
   Commissions payable                                                         1,858,785       1,869,135
   Sales taxes payable                                                           102,178         112,988
   Accrued payroll and related liabilities                                       319,618         255,132
   Other accrued expenses                                                        942,041         923,321
   Current portion of long-term debt                                           2,442,998       2,862,683
   Related party payable                                                         877,266         741,470
                                                                             -----------     -----------
Total current liabilities                                                     11,033,281      10,972,964
                                                                             -----------     -----------
Long-term liabilities
   Long-term debt, net of current portion                                        261,660         261,660
                                                                             -----------     -----------
Total liabilities                                                             11,294,941      11,234,624
                                                                             -----------     -----------

Commitments and contingencies

Shareholders' equity
   Series A convertible preferred stock - no par value; 4,175,000 shares
     authorized; none issued and outstanding in 2001 and 2000                         --              --
   Series B convertible preferred stock - no par value; 800,000 shares
     authorized; none issued and outstanding in 2001 and 2000                         --              --
   Undesignated preferred stock - no par value; 1,825,000 shares
     authorized; none issued and outstanding in 2001 and 2000                         --              --
   Common stock - $.01 par value; in 2001 and 2000, 50,000,000 shares
     authorized, 10,640,895 and 10,640,895 shares issued and outstanding         106,409         106,409
   Additional paid-in capital                                                  2,299,696       2,299,696
   Retained earnings                                                          12,310,656      13,608,917
                                                                             -----------     -----------
Total shareholders' equity                                                    14,716,761      16,015,022
                                                                             -----------     -----------
Total liabilities and shareholders' equity                                   $26,011,702     $27,249,646
                                                                             ===========     ===========

          See accompanying notes to consolidated financial statements.

                      CELL TECH INTERNATIONAL INCORPORATED
                                AND SUBSIDIARIES

                        Consolidated Statements of Loss

                                                          (Unaudited)
                                                   For the Three Months Ended
                                                           March 31,
                                                 ------------------------------
                                                     2001              2000
                                                 ------------      ------------

Revenue                                          $  8,062,064      $ 11,135,803

Cost of sales                                       2,578,332         3,012,768
                                                 ------------      ------------

Gross profit                                        5,483,732         8,123,034

Commissions                                         3,953,788         5,109,269
                                                 ------------      ------------

Selling profit                                      1,529,944         3,013,765

Shipping and handling expenses                        467,387           591,202

Selling expenses                                    1,126,770         1,415,927

Research and development                               69,583           142,447

General and administrative                            801,678         1,151,182
                                                 ------------      ------------

Operating loss                                       (935,474)         (286,993)

Other income                                           66,300           149,337

Interest expense, net                                (179,087)         (175,930)
                                                 ------------      ------------

Net loss before taxes                              (1,048,261)         (313,586)
                                                 ------------      ------------

Basic and diluted loss per share                 $      (0.10)     $      (0.03)
                                                 ============      ============

Weighted average number of common shares
   outstanding used to calculate basic and
   diluted loss per share                          10,640,895        10,640,895
                                                 ============      ============

          See accompanying notes to consolidated financial statements.

                      CELL TECH INTERNATIONAL INCORPORATED
                                AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows

                                                                    (Unaudited)
                                                            For the Three Months Ended
                                                                     March 31,
                                                           ----------------------------
                                                              2001             2000
                                                           -----------      -----------
Cash flows from operating activities
   Net loss                                                $(1,048,261)     $  (313,586)
   Adjustments to reconcile net loss to cash
    provided by (used for) operating activities:
     Depreciation and amortization                             869,103          542,227
     Changes in assets and liabilities:
       Receivables                                             155,556         (156,831)
       Inventories                                             365,326        1,088,464
       Prepaid expenses                                         74,369         (101,549)
       Other assets                                            (26,142)          45,508
       Accounts payable                                         (7,467)         182,673
       Commissions payable                                     (10,350)        (386,698)
       Sales tax payable                                       (10,810)         (14,665)
       Accrued payroll and payroll related liabilities          64,486            8,865
       Other accrued expenses                                   18,720         (140,434)
                                                           -----------      -----------

Net cash provided by operating activities                      444,530          835,706
                                                           -----------      -----------

Cash flows from investing activities
   Purchase of property and equipment                         (200,268)         (45,551)
   Proceeds from sale of equipment                                  --            3,824
                                                           -----------      -----------
Net cash used for investing activities                        (200,268)         (41,727)
                                                           -----------      -----------

Cash flows from financing activities
   Bank overdraft                                               39,627         (247,584)
   Net payments on long-term debt                             (419,685)        (448,532)
   Net proceeds from related party debt                        135,796           15,674
                                                           -----------      -----------
Net cash used for financing activities                        (244,262)        (680,442)
                                                           -----------      -----------

Net change in cash and cash equivalents                             --          113,537

Cash and cash equivalents, beginning of year                        --               --
                                                           -----------      -----------

Cash and cash equivalents, end of year                     $        --      $   113,537
                                                           ===========      ===========

Supplemental disclosure of cash flow information
   Cash paid during the year for:
     Interest                                              $   165,750      $   160,256
                                                           ===========      ===========

          See accompanying notes to consolidated financial statements.

                   Notes to Consolidated Financial Statements

NOTE 1 -- SUMMARY OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

Business

Cell Tech International Incorporated and The New Algae Company (NAC), collectively the "Company", are engaged in the production and marketing of food supplement products made with blue-green algae harvested from Klamath Lake, Oregon. The Company uses a multi-level distributor network throughout the United States and Canada to distribute its products.

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Company's management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, considered necessary for a fair statement of the Company's financial information as of and for the periods presented. The consolidated results of operations of any interim period are not necessarily indicative of the consolidated results of operations to be expected for the fiscal year. For further information, refer to the consolidated financial statements and accompanying footnotes included in the Company's annual report on Form 10-K for the year ended December 31, 2000.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As previously reported, the Company has suffered recurring losses from operations. In addition, the Company is not in compliance with certain restrictive covenants of its $15 million Line of Credit Agreement with a financial institution. These factors raise substantial doubt about the Company' ability to continue as a going concern.

Basis of Consolidation

The accompanying consolidated financial statements of the Company include the accounts of the Holding Company and its subsidiary NAC. Intercompany transactions and balances have been eliminated on consolidation.

Use of Estimates

The preparation of the financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect amounts reported in the financial statements and accompanying notes. Actual results could differ materially from those estimates.

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

Shipping and Handling Cost

The Company adopted EITF 00-10, "Accounting for Shipping and Handling Fees and Costs", since December 15, 2000. All shipping and handling costs for goods shipped by the Company to customers are included in shipping and handling expenses in the statements of income (loss). Shipping and handling costs of goods shipped by the Company to customers for the three months ended March 31, 2001 and 2000 were $467,387 and $591,202, respectively.

NOTE 2 -- TRANSACTIONS IN SHAREHOLDERS' EQUITY

Covenants Related to the Private Placement to Mr. Zubair Kazi

In connection with the sale of 1,157,895 common shares to a private investor in 1999, the Company made certain commitments to the investor. In the event that the consolidated shareholders' equity of the Company is less than $20,000,000 at December 31, 1999 and the first reset date (see Annual Report on Form 10K for the year ended December 31, 2000, incorporated herein by reference), the Company shall immediately issue to Mr. Zubair Kazi ("Kazi") additional common stock and warrants. The amount shall equal 1,157,895 multiplied by the percentage by which the shareholders' equity is less than $20,000,000. The Company did not maintain a shareholders' equity of $20,000,000 at December 31, 1999 and as a result, 883,107 shares and 883,107 warrants are due to Kazi as of March 31, 2001. The accrued liability related to the issuance of these shares and warrants of $277,177, based on the fair value of the securities, has been accounted for in the financial statements.

Additionally, the shares sold were to be registered within 120 days of the sale. Additional penalties have accrued until such time that the shares are registered.

Also, if within one year after October 19, 1999, the Company sells its common stock at a price less than $1.425 per share in an event other than in a registered underwriting, the Company shall immediately issue to Kazi such additional shares of common stock and warrants so that Kazi maintains his percentage shareholdings as if he had purchased shares of common stock at the reduced purchase price. The Company did not sell any common stock during the one year period ended October 19, 2000 or for the year ended December 31, 2000.

The Company is obligated, upon the effective date of its next registration statement (First reset date), to issue additional purchased securities in accordance with certain reset rights.

Since the Company has not yet filed its first registration statement, the first reset date has not yet occurred.

NOTE 3 -- EARNINGS PER SHARE COMPUTATION

The computations of the weighted-average common shares used in the computation of basic and diluted net loss per share is based on 10,640,895 and 10,640,895 shares for the three months ended March 31, 2001 and 2000, respectively. Potential dilutive securities were not included in the EPS calculation since their effect would be antidilutive. Potential dilutive securities consisted of outstanding stock options and convertible preferred stock and common stock purchase warrants.

NOTE 4 -- RECENT ACCOUNTING PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board finalized FASB Statements No. 141, Business Combinations (SFAS 141), and No. 142, Goodwill and Other Intangible Assets (SFAS 142).

SFAS 141 requires the use of the purchase method of accounting and prohibits the use of the pooling-of-interests method of accounting for business combinations initiated after June 30, 2001. SFAS 141 also requires that the Company recognize acquired intangible assets apart from goodwill if the acquired intangible assets meet certain criteria. SFAS 141 applies to all business combinations initiated after June 30, 2001 and for purchase business combinations completed on or after July 1, 2001. It also requires, upon adoption of SFAS 142, that the Company reclassify the carrying amounts of intangible assets and goodwill based on the criteria in SFAS 141. The adoption of SFAS 141 is not expected to have a material impact on the consolidated financial statements.

SFAS 142 requires, among other things, that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually. In addition, SFAS 142 requires that the Company identify reporting units for the purposes of assessing potential future impairments of goodwill, reassess the useful lives of other existing recognized intangible assets, and cease amortization of intangible assets with an indefinite useful life. An intangible asset with an indefinite useful life should be tested for impairment in accordance with the guidance in SFAS 142. SFAS 142 is required to be applied in fiscal years beginning after December 15, 2001 to all goodwill and other intangible assets recognized at that date, regardless of when those assets were initially recognized. SFAS 142 requires the Company to reassess the useful lives of other intangible assets within the first interim quarter after adoption of SFAS 142. The implementation of SFAS 142 is not expected to have a material effect on the consolidated financial statements.

In July 2001, the FASB issued Statement of Financial Accounting Standards No. 143 ("SFAS No. 143"), "Accounting for Asset Retirement Obligations". SFAS No. 143 establishes standards associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This statement is effective for financial statements issued for fiscal years beginning after

June 15, 2002. The Company has not yet assessed the impact of this standard on its financial statements, but does not expect the impact to be material.

In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which is effective for fiscal years beginning after December 15, 2001. SFAS No. 144, which addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of, supercedes SFAS No. 121. While the Company is currently evaluating the impact the adoption of SFAS No. 144 will have on its financial position and results of operations, it does not expect such impact to be material.

NOTE 5 - CONTINGENCIES

Litigation

The Company is involved in various legal matters arising in the normal course of business. In the opinion of management, the Company's liability, if any, arising from legal proceedings related to these matters is not expected to have a material effect on the consolidated financial statements of the Company.

In 1996, the Company entered into a five-year contract with Oregon Freeze Dry, Inc., one of its vendors to deliver 600,000 wet pounds of algae per month for processing for a five-year period. The minimum monthly volume level increased in September 1996 to 1,000,000 wet pounds of algae. On or about February 6, 1998, the vendor filed a complaint against the Company. The complaint alleges that the Company wrongfully terminated a contract requiring the Company to provide to the vendor not less than a contractually agreed amount of raw product for processing every month, or pay a penalty based on the shortfall until the contract was validly terminated. In its amended complaint, the vendor is seeking $780,930 in damages as of February 1998, plus additional damages that allegedly are continuing to accrue, plus prejudgment interest and prevailing party attorney fees as provided by the contract. The Company counter-claimed for breach of contract, alleging liquidated damages due, overcharges, and failure to deliver product, consequential damage for failure to utilize quality control methods required by the contract, prejudgment interest and attorney fees. Subsequent to December 31, 2000, a settlement agreement was negotiated in which the parties have agreed to dismiss the lawsuit and counter-claim and to enter into a new agreement for the processing of algae for a five-year period. The parties have also agreed that the Company will pay $1,656,000 (included in accounts payable at December 31, 2001) to the vendor, $1 million of which will be paid in cash and $656,000 will be paid in the form of a promissory note payable to the vendor with interest at 10.5% per annum. As of December 31, 2001, the Company has not signed the processing and settlement agreements. The agreements are expected to be executed upon the Company's receipt of financing. Subsequent to December 31, 2001, the parties have reached an interim arrangement whereby the Company will pay $0.15 per pound processed by the vendor until a formal agreement is finalized.

In May 1999, John Adams filed an action in the Circuit Court of Klamath County alleging, among other things that, we breached our Distributor agreement by refusing to reinstate him as a

Distributor and that we made certain health claims, and he is seeking an unspecified amount of monetary damages. On June 22, 2001, we received a written settlement offer from his legal counsel stating that Mr. Adams is willing to settle the case by dropping all health related claims and a payment of $5,000 for his damages and $7,000 for his legal fees and costs. We have declined his offer. On December 27, 2001, the parties agreed to a Stipulated Judgment for Dismissal and the Court dismissed the case.

In October 2001, Teachers for Truth in Advertising filed an action in the Superior Court for the County of Tulare, State of California, alleging among other things, that our advertising is untrue or misleading, that our business practices are unlawful and fraudulent and unfair and that our website contains misleading information about our products and the benefits that a consumer may derive from their use. The plaintiff is seeking injunctive relief, corrective advertising, and restitution to California consumers who purchased our products. The matter is presently in the discovery phase and no trial date has been scheduled. We do not believe that the plaintiff's complaint is meritorious and we believe that we will prevail in this matter.

Lien on Company Stock

The Company stock owned by Daryl J. Kollman and Marta C. Kollman, is the subject of a tax lien filed by the Internal Revenue Service for income taxes due from them arising from taxable income attributed from the Company. The lien is subordinated in favor of the lender for the Receivable Loans, Advances and Inventory Loans, Term Loans, and Equipment Acquisition Loans.

Dispute Between Principal Shareholders

      Daryl and Marta Kollman, shareholders who together own approximately 82% of our outstanding shares of common stock, have filed divorce proceedings. Daryl Kollman and Marta Kollman jointly, and their affiliate Klamath Cold Storage Co., are lessors of substantially all of our facilities, including office space, processing and freezer storage space. Although one lease is in effect until 2005, we lease the rest of these facilities on a month-to-month or year-to-year basis. The disposition of these properties pursuant to the divorce could have an adverse or disruptive effect on our operations, if the party who receives a particular property elects to significantly increase rents or terminate any such lease arrangement at the end of the then current lease term. In addition, compliance with discovery requests may also have a disruptive effect on our business and operations, and it may be necessary for our Chief Executive Officer, Marta Kollman, to spend a portion of her time devoted to handling matters related to the divorce. Moreover, Daryl Kollman is no longer actively involved in management and has been unwilling to execute personal guarantees on our behalf, as he has done in the past. On May 14, 2001, Marta Kollman petitioned the Circuit Court for the State of Oregon with a motion seeking, among other court orders, to enjoin Daryl Kollman from interfering with any future loan applications of Marta Kollman or us and a self executing judgment provision whereby the court would sign a loan application on behalf of Daryl Kollman. The court subsequently held that Daryl Kollman is to cease and desist from any such endeavors of interfering with our loan applications during the pendency of the dissolution proceedings and is prohibited from writing letters or communicating orally with any lending institutions unless requested to do so by the institution. The court also held that Daryl Kollman, if presented with loan documents to sign and if he objects to those documents in form or content, he must first raise it with the court.

      On January 29, 2002, the Court issued its written Order after the matter was heard before the court at trial on December 10, 11, and 12, 2001. The Court ruled that Marta Kollman and Daryl Kollman were each entitled to an equal division of their respective stock ownership in our Company, thus resulting in no change in our current ownership. The Court also ruled Daryl Kollman and Marta Kollman's joint ownership in certain real property assets leased by us from them will be divided equally in each property and that they must sell the properties and improvements to pay the indebtedness to the Internal Revenue Service. Any remaining proceeds after the payment of Federal and State taxes applicable to the sale will be shared equally.

      The Company does not believe the Court Order issued on January 29, 2002, will have a material impact on our business since we believe that we can maintain our favorable leases in the event of the sale of the properties or provide for an adequate transition to other properties for the orderly continuation of our business.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

      From time to time, our representatives or we have made or may make forward-looking statements, orally or in writing, including in this Report. Such forward-looking statements may be included in, without limitation, press releases, oral statements made with the approval of one of our authorized executive officers and filings with the Securities and Exchange Commission. The words or phrases "anticipates," "believes," "expects," "intends," "will continue," "estimates," "plans," "projects," or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995.

      Our forward-looking statements are subject to certain risks, trends, and uncertainties that could cause actual results to vary materially from anticipated results, including, without limitation, market acceptance of our marketing and merchandising concepts, changes in political and general market conditions, demand for and market acceptance of new and existing products, availability and development of new products, increased competition, our failure to attain satisfactory outside financing and adverse weather conditions at Upper Klamath Lake. These factors are discussed in further detail below. Should any one or more of these risks or uncertainties materialize, or should any underlying assumptions prove incorrect, actual results may vary materially from those discussed herein as expected, believed, estimated, intended or anticipated. We undertake no obligation to revise or publicly release the results of any revisions to these forward-looking statements.

      The following discussion is intended to assist in the understanding of our financial position and our results of operations for the three months ended March 31, 2001 compared to the same period in 2000. The Consolidated Financial Statements and related Notes should be referred to in conjunction with this discussion. Unless stated otherwise, all financial information presented below, throughout this report and in the Consolidated Financial Statements and related Notes includes all of our subsidiaries on a consolidated basis.

Overview

      We develop and distribute products made with Aphanizomenon flos-aquae (trade name Super Blue Green(R) Algae) ("SBGA") through a network of independent distributors ("Distributors"). We currently offer twenty different products intended to appeal to health-conscious consumers. Our products are divided into five product lines including Daily Health Maintenance, Digestive Health, Defensive Health, Powdered Drinks and Snacks, and Animal and Plant Food.

      We harvest SBGA and manufacture most of our products at our modern production facilities in Klamath Falls, Oregon. We market our products through independent Distributors located in all fifty states, the District of Columbia, Guam, Puerto Rico, American Samoa, the Virgin Islands and Canada. We encourage our Distributors to recruit interested people as new Distributors for our products. These recruits are placed beneath the recruiting Distributor in the "network" and are referred to as the distributor's "downline" or "organization." Distributors earn commissions on sales by their organizations as well as retail profits on the sales they generate directly. We assist Distributors in establishing their own businesses and provide support programs such as audio and videotapes for training, empowerment teams, seminars and an annual convention called the August Celebration at our headquarters. We have approximately 54,643 active Distributors as of March 31, 2001 compared to approximately 65,948 active Distributors as of March 31, 2000. We define an active Distributor as having purchased products in the last six months.

      Our loss per share was $0.10 for the three months ended March 31, 2001 compared to $0.03 per share in 2000. The net loss for the three months ended March 31, 2001 totaling $1.0 million primarily related to the decrease in net sales directly attributed to the 17% decrease in our active Distributor base. The net loss for the three months ended March 31, 2000 totaling $0.3 million primarily related to the decrease in net sales.

Results of Operations

      The following table summarizes our operating results as a percentage of net sales for each of the periods indicated.

                                                    Three Months ended March 31,
                                                       2000             2001
                                                     --------         --------

Revenue                                                 100.0%           100.0%

Cost of sales                                            32.0             27.1
                                                     --------         --------

Gross profit                                             68.0             72.9

Commissions                                              49.0             45.9
                                                     --------         --------

Selling profit                                           19.0             27.1

Shipping and handling expenses                            5.8              5.3

Selling expenses                                         14.0             12.7

Research and development                                  0.9              1.3

General and administrative                                9.9             10.3
                                                     --------         --------

Operating loss                                          (11.6)            (2.6)

Other income                                              0.8              1.3

Interest expense                                          2.2              1.6
                                                     --------         --------

Net loss before taxes                                   (13.0)            (2.8)

Income tax benefit                                         --               --
                                                     --------         --------
Net loss                                                (13.0)            (2.8)
                                                     ========         ========

Three months ended March 31, 2001 compared with the three months ended March 31, 2000

      Net sales for the three months ended March 31, 2001 were $8.1 million, a decrease of $3.0 million or 27% from net sales of $11.1 million for the three months ended March 31, 2000. The decrease in sales is directly related to a 24% decrease in orders for the same period. Average order size decreased to $118 from $126 over the same period. The average number of distributors for the three months ended March 31, 2001 decreased to an average of 55,139, which was 17% lower than the average of 66,450 distributors for the three months ended March 31, 2000. Sales of our food supplement products are made through a multi-level marketing network of distributors, so sales are positively linked with the number of distributors.

      Gross profit represents net sales less the cost of goods sold, which includes the cost of harvesting blue-green algae from Klamath Lake, the cost of other materials, direct labor expenses, an allocation of overhead costs, amortization, and depreciation. Gross profit decreased to 68% from 73% of net sales between the three months ended March 31, 2001 and 2000, respectively. The decrease in the gross profit margin is due to the fixed cost component of cost of goods sold being spread over a decreased revenue base.

      Selling profit represents gross profit less commission expense. Commission expense for the three months ended March 31, 2001 and 2000 was $3.95 million and $5.1 million, respectively, a decrease of $1.15 million or 22.6%. We are a multi-level marketing organization. Distributors make up our sales force. Distributors buy algae products for their own consumption plus they actively recruit other distributors into our network. Distributors are paid commissions based upon their personal sales volumes and the sales of distributors beneath them in their network. During the three months ended March 31, 2001, the Company implemented a new commission structure in an attempt to attract and retain Distributors. Commission expense as a percentage of sales was 49% and 46% during the three months ended March 31, 2001 and 2000, respectively.

      Operating expenses include shipping and handling expenses, selling expenses, research and development expenses and general and administrative expenses. In total, operating expenses decreased $0.8 million or 25% to $2.5 million for the three months ended March 31, 2001 from $3.3 million for the three months ended March 31, 2000. The components of operating expenses are discussed below.

      o Shipping and handling expenses includes purchasing, receiving, and materials management. Shipping and handling expenses decreased $0.1 million or 21%, to $0.5 million in 2001 from $0.6 million in 2000. The decrease was due to a $91,036 decrease in freight expenses in 2001 due to the overall decrease in sales. Shipping and handling expenses as a percent of net sales increased to 5.8% for the three months ended March 31, 2001 from 5.3% for the three months ended March 31, 2000.
      o Selling expenses includes order operator and distributor services expenses, marketing and promotion expenses, and the expenses of the Office of the President and CEO. Selling expenses decreased $0.3 million between 2001 and 2000 to $1.1 million from $1.4 million. This decrease was primarily due to a decrease in salaries and compensation of $35,975. Selling expenses were 14% of sales for the three months ended March 31, 2001 and 13% of sales for the three months ended March 31, 2000.
      o Research and development expenses decreased 51% to approximately $70,000 in 2001 from approximately $142,000 in 2000, which constituted 0.9% and 1.3% of net sales, respectively.
      o General and administrative expenses decreased by $0.4 million between 2001 and 2000 to $0.8 million from $1.2 million. For the three months ended March 31, 2001, general and administrative expenses averaged 9.9% of sales while they were 10.3% of sales for the three months ended March 31, 2000. The decrease between 2001 and 2000 is attributable a decrease in payroll costs associated with the cost-cutting initiative of the Company, a decrease in legal and consulting fees incurred during 2001, and a decrease in costs associated with the consolidation of office space and leased facilities that occurred during 2000.

      Other income decreased to $66,300 for the three months ended March 31, 2001 from approximately $149,000 for the three months ended March 31, 2000 principally due to a decrease in sundry income collected from Distributors offset by recording the fair value cost of penalty shares and warrants to be issued to an investor in the amount of $27,000.

      Net interest expense increased slightly to approximately $179,000 for the three months ended March 31, 2001 from $176,000 for the three months ended March 31, 2000. This increase was due to various fees paid to the current lender, partially offset by a decrease in interest expense due to a decrease in outstanding debt in 2001 versus 2000. Net Interest expense represented 2.2% and 1.6% of sales for each of the three months ended March 31, 2001 and 2000, respectively.

      Net loss increased 234% to $1,048,261 for the three months ended March 31, 2001 from $313,586 for the comparable period in 2000. As a percentage of net sales, net loss increased to 13% for the three months ended March 31, 2001 from 3% for the comparable period in 2000. The dollar increase was due to net sales decreasing by 27%, offset by the curtailment of various operating expenses.

Liquidity and Capital Resources

      Working capital deficit at March 31, 2001 amounted to $7,382,206, an increase of $290,242 from a working capital deficit of $7,091,964 as of March 31, 2000. At March 31, 2001, we had a bank overdraft of $1,350,178 versus a bank overdraft of $1,310,551 as of March 31, 2000. As a result of the working capital deficit of $7,341,964 at December 31, 2001 (the Company's fiscal year end), the Company's independent certified public accountants have expressed substantial doubt about the Company's ability to continue as a going concern.

      We believe that our existing capital resources, bank borrowings and suspension of dividend payments to shareholders, should be adequate to fund our operations for at least the next twelve months. We have no present commitments or agreements with respect to any acquisitions or purchases of manufacturing facilities or new technologies. As a result of a resolution of the Board of Directors and, as set forth in a recent court order regarding the dispute between Marta and Daryl Kollman, we are no longer paying Daryl Kollman consulting fees in the aggregate amount of $120,000 per year. Any future changes in our operations could consume available capital resources faster than anticipated. Our capital requirements depend on numerous factors, including:

      o     the introduction of new products;

      o change in the number of Distributors and the retention of the current Distributor base; and

      o     research and development efforts.

      If existing capital resources are insufficient to meet our capital requirements, we would be required to raise additional funds, which we cannot assure will be available on favorable terms, if at all.

Cash Flows

      Net cash flows provided by operating activities for the three months ended March 31, 2001 amounted to $444,530 compared to cash flows provided by operations of $835,706 for the three months ended March 31, 2000. The decrease in cash flows generated by operations is primarily due to a $1.5 million decrease in selling profit between the three months ended March 31, 2001 and 2000 and changes in current assets and liabilities.

      Cash flows used in investing activities for the three months ended March 31, 2001 was $200,268 , representing an increase of $158,541 from net cash used for investing activities of $41,727 for the three months ended March 31, 2000, due to a increase in equipment purchases during the three months ended March 31, 2001. The increase was the result of costs incurred in building the barge to be used for harvesting purposes.

      Net cash flows used for financing activities was $244,262 for the three months ended March 31, 2001 versus net cash used for financing activities of $680,442 during 2000. This change is principally due to a $287,211 increase in our bank overdraft during 2001 versus 2000 and an increase in the proceeds from related party borrowings.

Recent Financial Accounting Standards Board Statements

      In June 2001, the Financial Accounting Standards Board finalized FASB Statements No. 141, Business Combinations (SFAS 141), and No. 142, Goodwill and Other Intangible Assets (SFAS 142).

      SFAS 141 requires the use of the purchase method of accounting and prohibits the use of the pooling-of-interests method of accounting for business combinations initiated after June 30, 2001. SFAS 141 also requires that the Company recognize acquired intangible assets apart from goodwill if the acquired intangible assets meet certain criteria. SFAS 141 applies to all business combinations initiated after June 30, 2001 and for purchase business combinations completed on or after July 1, 2001. It also requires, upon adoption of SFAS 142, that the Company reclassify the carrying amounts of intangible assets and goodwill based on the criteria in SFAS 141. The adoption of SFAS 141 is not expected to have a material impact on the consolidated financial statements.

      SFAS 142 requires, among other things, that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually. In addition, SFAS 142 requires that the Company identify reporting units for the purposes of assessing potential future impairments of goodwill, reassess the useful lives of other existing recognized intangible assets, and cease amortization of intangible assets with an indefinite useful life. An intangible asset with an indefinite useful life should be tested for impairment in accordance with the guidance in SFAS 142. SFAS 142 is required to be applied in fiscal years beginning after December 15, 2001 to all goodwill and other intangible assets recognized at that date, regardless of when those assets were initially recognized. SFAS 142 requires the Company to reassess the useful lives of other intangible assets within the first interim quarter after adoption of SFAS 142. The implementation of SFAS 142 is not expected to have a material effect on the consolidated financial statements.

      In July 2001, the FASB issued Statement of Financial Accounting Standards No. 143 ("SFAS No. 143"), "Accounting for Asset Retirement Obligations". SFAS No. 143 establishes standards associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. The Company has not yet assessed the impact of this standard on its financial statements, but does not expect the impact to be material.

      In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which is effective for fiscal years beginning after December 15, 2001. SFAS No. 144, which addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of, supercedes SFAS No. 121. While the Company is currently evaluating the impact the adoption of SFAS No. 144 will have on its financial position and results of operations, it does not expect such impact to be material.

Special Note Regarding Forward-Looking Statements

      Some of our statements under "Legal Proceedings," "Management's Discussion and Analysis of Financial Condition and Results of Operations," "Quantitative and Qualitative Disclosures about Market Risk," "Other Information," the Notes to Consolidated Financial Statements and elsewhere in this report constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements are subject to certain events, risks and uncertainties that may be outside our control. Some of these forward-looking statements include statements of:

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

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

      The Kollmans have sole voting and investment power with respect to their shares. The Internal Revenue Service has a security interest in all of their shares pursuant to a Notice of Determination dated June 18, 1999, under the terms of which the shares are held in trust and will be released upon the Kollmans' payment of their federal income tax liabilities for various specified years. The Kollmans will sell their shares as needed and allowed by federal and state securities laws to make quarterly payments to the Internal Revenue Service. The Kollmans retain all voting rights incident to their shares while the shares are held in trust. The Internal Revenue Service may seize the Kollmans' shares from the trust if the Kollmans fail to timely cure a default upon their commitments to the Internal Revenue Service under the Notice of Determination. The Internal Revenue Service would thereafter proceed to sell or judicially foreclose some or all of the shares for payment of the Kollmans' tax liabilities as allowed by applicable law.

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings

      Other than as indicated below, there have been no material changes in, or additions to, the legal proceedings previously reported in our Annual Report on Form 10-K (File No. 0-21015) for year ended December 31, 2000 as filed with the Commission on October 22, 2001.

      In 1996, we entered into a five-year contract with Oregon Freeze Dry, Inc., one of our vendors to deliver 600,000 wet pounds of algae per month for processing for a five-year period. The minimum monthly volume level increased in September 1996 to 1,000,000 wet pounds of algae. On or about February 6, 1998, the vendor filed a complaint against us. The complaint alleges that we wrongfully terminated a contract requiring us to provide to the vendor not less than a contractually agreed amount of raw product for processing every month, or pay a penalty based on the shortfall until there was a validly terminated contract. In its amended complaint, the vendor is seeking $780,930 in damages as of February 1998, plus additional damages that allegedly are continuing to accrue, plus prejudgment interest and prevailing party attorney fees as provided by the contract. We counter-claimed for breach of contract, alleging liquidated damages due, overcharges, and failure to deliver product, consequential damage for failure to utilize quality control methods required by the contract, prejudgment interest and attorney fees. Subsequent to December 31, 2000, the parties negotiated a settlement agreement in which the parties have agreed to dismiss the lawsuit and counter-claim and to enter into a new agreement for the processing of algae for a five-year period. The parties have also agreed that we will pay $1,656,000 (included in accounts payable at December 31, 2001) to the vendor, of which we will pay $1 million in cash and $656,000 in the form of a promissory note payable to the vendor with interest at 10.5% per annum. As of December 31, 2001, we have not signed the processing and settlement agreements. The parties expect to execute the agreements upon our receipt of financing. Subsequent to December 31, 2001, the parties have reached an interim arrangement whereby we will pay $0.15 per pound processed by the vendor until the parties finalize a formal agreement.

      In May 1999, John Adams filed an action in the Circuit Court of Klamath County alleging, among other things, we breached our Distributor agreement by refusing to reinstate him as a Distributor and that we made certain health claims, and he is seeking an unspecified amount of monetary damages. On June 22, 2001, we received a written settlement offer from his legal counsel stating that Mr. Adams is willing to settle the case by dropping all health related claims and a payment of $5,000 for his damages and $7,000 for his legal fees and costs. We have declined his offer. On December 27, 2001, the parties agreed to a Stipulated Judgment for Dismissal and the Court dismissed the case.

      In October 2001, Teachers for Truth in Advertising filed an action in the Superior Court for the County of Tulare, State of California, alleging among other things, that our advertising is untrue or misleading, that our business practices are unlawful and fraudulent and unfair and that our website contains misleading information about our products and the benefits that a consumer may derive from their use. The plaintiff is seeking injunctive relief, corrective advertising, and restitution to California consumers who purchased our products. The matter is presently in the discovery phase and no trial date has been scheduled. We do not believe that the plaintiff's complaint is meritorious and we believe that we will prevail in this matter.

Item 2. Changes in Securities

      None.

Item 3. Defaults Upon Senior Securities

      Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

      None.

Item 5. Other Information

Dispute Between Principal Shareholders

      Daryl and Marta Kollman, shareholders who together own approximately 82% of our outstanding shares of common stock, have filed divorce proceedings. Daryl Kollman and Marta Kollman jointly, and their affiliate Klamath Cold Storage Co., are lessors of substantially all of our facilities, including office space, processing and freezer storage space. Although one lease is in effect until 2005, we lease the rest of these facilities on a month-to-month or year-to-year basis. The disposition of these properties pursuant to the divorce could have an adverse or disruptive effect on our operations, if the party who receives a particular property elects to significantly increase rents or terminate any such lease arrangement at the end of the then current lease term. In addition, compliance with discovery requests may also have a disruptive effect on our business and operations, and it may be necessary for our Chief Executive Officer, Marta Kollman, to spend a portion of her time devoted to handling matters related to the divorce. Moreover, Daryl Kollman is no longer actively involved in management and has been unwilling to execute personal guarantees on our behalf, as he has done in the past. On May 14, 2001, Marta Kollman petitioned the Circuit Court for the State of Oregon with a motion seeking, among other court orders, to enjoin Daryl Kollman from interfering with any future loan applications of Marta Kollman or us and a self executing judgment provision whereby the court would sign a loan application on behalf of Daryl Kollman. The court subsequently held that Daryl Kollman is to cease and desist from any such endeavors of interfering with our loan applications during the pendency of the dissolution proceedings and is prohibited from writing letters or communicating orally with any lending institutions unless requested to do so by the institution. The court also held that Daryl Kollman, if presented with loan documents to sign and if he objects to those documents in form or content, he must first raise it with the court.

      On January 29, 2002, the Court issued its written Order after the matter was heard before the court at trial on December 10, 11, and 12, 2001. The Court ruled that Marta Kollman and Daryl Kollman were each entitled to an equal division of their respective stock ownership in our

Company, thus resulting in no change in our current ownership. The Court also ruled Daryl Kollman and Marta Kollman's joint ownership in certain real property assets leased by us from them will be divided equally in each property and that they must sell the properties and improvements to pay the indebtedness to the Internal Revenue Service. Any remaining proceeds after the payment of Federal and State taxes applicable to the sale will be shared equally.

      We do not believe the Court Order issued on January 29, 2002, will have a material impact on our business since we believe that we can maintain our favorable leases in the event of the sale of the properties or provide for an adequate transition to other properties for the orderly continuation of our business.

Item 6. Exhibits and Reports on Form 8-K

      (a) Exhibits required by Item 601 of Regulation S-K

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

(10)              Material Contracts

                        (10.1) General Release, dated January 25, 2000 between the Company and Donald Brounstein (filed as
                                Exhibit 10.1 to the Annual Report on Form 10-K for the year ended December 31, 2000 and incorporated by reference)

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

                        (10.8) Consulting Agreement, dated March 1, 1996, between the Company and Don Anderson (filed as Exhibit 10.8 to the Annual Report on Form 10-K for the year ended December 31, 2000 and incorporated by reference)

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

                        (10.13) Lease Termination Agreement, dated February 2,
                                1999, between the Company and the Moen
                                Organization, Inc.

                                (filed as Exhibit 10.13 to the Annual Report on Form 10-K for the year ended December 31, 2000 and incorporated by reference)

                        (10.14) Intentionally omitted

                        (10.15) Commercial Lease Agreement, dated July 1, 1995,
                                between and among The New Earth Company, Daryl Kollman and Marta Kollman (filed as Exhibit
                                10.15 to the Annual Report on Form 10-K for the year ended December 31, 2000 and incorporated by reference)

                        (10.16) Commercial Lease Agreement, dated August 15,
                                1995, between and among The New Algae Company, Daryl Kollman and Marta Kollman (filed as
                                Exhibit 10.16 to the Annual Report on Form 10-K for the year ended December 31, 2000 and incorporated by reference)

                        (10.17) Ground Lease Agreement, dated December 9, 1995,
                                between and among The New Earth Company, Emil Nobel and Mary Ann Nobel (filed as Exhibit 10.17 to the Annual Report on Form 10-K for the year ended December 31, 2000 and incorporated by reference)

                        (10.18) Commercial Lease Agreement, dated May 1, 1996,
                                between and among The New Algae Company, Daryl Kollman and Marta Kollman (filed as Exhibit
                                10.18 to the Annual Report on Form 10-K for the year ended December 31, 2000 and incorporated by reference)

                        (10.19) Commercial Lease Agreement, dated September 1,
                                1996, between Klamath Cold Storage, Inc. and The New Earth Company, including Sublease between The New Earth Company and The New Algae Company (filed as Exhibit 10.19 to the Annual Report on Form 10-K for the year ended December 31, 2000 and incorporated by reference)

                        (10.20) Voting and Stockholders' Rights Agreement, dated
                                May 15, 1996 (filed as Exhibit 10.4 to the
                                Registration Statement for Small Business on
                                Form SB-2 on June 21, 1996 and by this reference incorporated herein)

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

                        (10.25) Form of Indemnification Agreement between the
                                Company and its Executive Officers and Directors (filed as Exhibit 10.15 to the Annual Report for Small Business on Form 10KSB40 for the fiscal year ended December 31, 1997 and by this reference incorporated herein)

                        (10.26) The Company's 2000 Stock Incentive Plan (filed
                                as Exhibit 10.26 to the Annual Report on Form 10-K for the year ended December 31, 2000 and incorporated by reference)

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

(b)   Reports on Form 8-K.      None.

                                   Signatures

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Klamath Falls, State of Oregon on May 23, 2002.

                      CELL TECH INTERNATIONAL INCORPORATED

         Signature                      Title                         Date
         ---------                      -----                         ----

                             President and Chief Executive         May 23, 2002
By: /s/ Marta C. Kollman        Officer and Director
    --------------------     (principal executive officer,
      Marta C. Kollman       principal financial officer and
                             principal accounting officer)