Form 10-Q
period 2001-06-30
CELL TECH INTERNATIONAL INC
filed 2002-05-23
CIK 1015194

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

                  For the quarterly period ended June 30, 2001

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

      Consolidated Balance Sheets.............................................1
      Consolidated Statements of Loss.........................................2
      Consolidated Statements of Cash Flows...................................3
      Notes to Consolidated Financial Statements..............................4
      Lien on Company Stock...................................................7
      Dispute Between Principal Shareholders..................................7

   ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
   CONDITION AND RESULTS OF OPERATIONS........................................8
      Overview................................................................9
      Results of Operations..................................................10
      Three months ended June 30, 2001 compared with the
      three months ended June 30, 2000.......................................10
      Six months ended June 30, 2001 compared with the
      six months ended June 30, 2000.........................................12
      Liquidity and Capital Resources........................................13
      Cash Flows.............................................................14
      Recent Financial Accounting Standards Board Statements.................14
      Special Note Regarding Forward-Looking Statements......................15

   ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK........16

PART II - OTHER INFORMATION..................................................17

   ITEM 1. LEGAL PROCEEDINGS.................................................17
   ITEM 2. CHANGES IN SECURITIES.............................................17
   ITEM 3. DEFAULTS UPON SENIOR SECURITIES...................................18
   ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...............18
   ITEM 5. OTHER INFORMATION.................................................18
      Dispute Between Principal Shareholders.................................18
   ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K..................................19
   SIGNATURES................................................................25

                      CELL TECH INTERNATIONAL INCORPORATED
                                AND SUBSIDIARIES

                         Part I - Financial Information

Item 1. Financial Statements

                           Consolidated Balance Sheets

                                                                           (Unaudited)
                                                                             June 30,    December 31,
                                                                               2001          2000
                                                                           -----------   ------------
Assets

Current assets
   Receivables                                                             $   353,865   $   535,145
   Current portion of inventories                                            2,000,000     2,500,000
   Prepaid expenses                                                            661,154       845,855
                                                                           -----------   -----------
Total current assets                                                         3,015,019     3,881,000
                                                                           -----------   -----------
Property and equipment, net of accumulated depreciation                     12,409,592    13,560,986
Long-term inventories, net of current portion                                8,304,508     8,675,999
Other assets                                                                 1,012,185     1,131,661
                                                                           -----------   -----------
Total assets                                                               $24,741,304   $27,249,646
                                                                           ===========   ===========

Liabilities and Shareholders' Equity

Current liabilities
   Bank overdraft                                                          $   994,314   $ 1,310,551
   Accounts payable                                                          3,712,058     2,897,684
   Commissions payable                                                       1,498,906     1,869,135
   Sales taxes payable                                                          92,617       112,988
   Accrued payroll and related liabilities                                     213,959       255,132
   Other accrued expenses                                                      823,440       923,321
   Current portion of long-term debt                                         2,177,645     2,862,683
   Related party payable                                                       998,540       741,470
                                                                           -----------   -----------
Total current liabilities                                                   10,511,479    10,972,964
                                                                           -----------   -----------

Long-term liabilities
   Long-term debt, net of current portion                                      261,660       261,660
                                                                           -----------   -----------
Total liabilities                                                           10,773,139    11,234,624
                                                                           -----------   -----------

Commitments and contingencies

Shareholders' equity
   Series A convertible preferred stock - no par value; 4,175,000 shares
     authorized; none issued and outstanding in 2001 and 2000                       --            --
   Series B convertible preferred stock - no par value; 800,000 shares
     authorized; none issued and outstanding in 2001 and 2000                       --            --
   Undesignated preferred stock - no par value; 1,825,000 shares
     authorized; none issued and outstanding in 2001 and 2000                       --            --
   Common stock - $.01 par value; in 2001 and 2000, 50,000,000 shares
     authorized, 10,640,895 and 10,640,895 shares issued and outstanding       106,409       106,409
   Additional paid-in capital                                                2,299,696     2,299,696
   Retained earnings                                                        11,562,060    13,608,917
                                                                           -----------   -----------
Total shareholders' equity                                                  13,968,165    16,015,022
                                                                           -----------   -----------
Total liabilities and shareholders' equity                                 $24,741,304   $27,249,646
                                                                           ===========   ===========

          See accompanying notes to consolidated financial statements.

                      CELL TECH INTERNATIONAL INCORPORATED
                                AND SUBSIDIARIES

                         Consolidated Statements of Loss

                                                            (Unaudited)
                                     For the Six Months Ended       For the Three Months Ended
                                             June 30,                         June 30,
                                   ----------------------------    ----------------------------
                                       2001             2000            2001           2000
                                   ------------    ------------    ------------    ------------
Revenue                            $ 15,665,312    $ 21,106,686    $  7,603,248    $  9,970,884

Cost of sales                         5,024,949       5,882,237       2,446,618       2,869,469
                                   ------------    ------------    ------------    ------------

Gross profit                         10,640,363      15,224,449       5,156,630       7,101,415

Commissions                           7,682,042       9,675,749       3,728,253       4,566,480
                                   ------------    ------------    ------------    ------------

Selling profit                        2,958,321       5,548,700       1,428,377       2,534,935

Shipping and handling expenses          943,811       1,147,863         476,423         556,661

Selling expenses                      2,095,583       2,735,374         968,813       1,319,447

Research and development                108,065         264,108          38,482         121,662

General and administrative            1,453,293       2,520,460         651,615       1,369,278
                                   ------------    ------------    ------------    ------------

Operating loss                       (1,642,431)     (1,119,106)       (706,956)       (832,112)

Other income                            196,999         365,158         130,699         215,820

Interest expense                       (351,425)       (361,651)       (172,337)       (185,721)
                                   ------------    ------------    ------------    ------------

Net loss                           $ (1,796,857)   $ (1,115,599)   $   (748,594)   $   (802,013)
                                   ============    ============    ============    ============

Basic and diluted loss per share   $      (0.16)   $      (0.10)   $      (0.07)   $      (0.08)
                                   ============    ============    ============    ============

Weighted average number of
   common shares outstanding
   used to calculate basic and
   diluted loss per share            10,640,895      10,640,895      10,640,895      10,640,895
                                   ============    ============    ============    ============

          See accompanying notes to consolidated financial statements.

                      CELL TECH INTERNATIONAL INCORPORATED
                                AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows

                                                                (Unaudited)
                                                          For the Six Months Ended
                                                                 June 30,
                                                         --------------------------
                                                             2001           2000
                                                         -----------    -----------
Cash flows from operating activities
   Net loss                                              $(1,796,857)   $(1,115,599)
   Adjustments to reconcile net loss to cash
    provided by (used for) operating activities:
     Depreciation and amortization                         1,434,820      1,121,141
     Loss on sale of fixed assets                            (13,712)       (83,226)

     Changes in assets and liabilities:
       Receivables                                           181,279       (245,552)
       Inventories                                           871,491      1,561,492
       Prepaid expenses                                      184,701       (313,777)
       Other assets                                            9,476        148,057
       Accounts payable                                      564,374         78,200
       Commissions payable                                  (370,229)    (1,540,354)
       Sales tax payable                                     (20,371)       (75,987)
       Accrued payroll and payroll related liabilities       (41,173)       (63,279)
       Other accrued expenses                                (99,881)       488,144
                                                         -----------    -----------
Net cash provided by  operating activities                   903,919         15,712
                                                         -----------    -----------
Cash flows from investing activities
   Purchase of property and equipment                       (204,714)       (51,422)
   Proceeds from sale of equipment                            45,000          3,874
                                                         -----------    -----------
Net cash used for investing activities                      (159,714)       (47,548)
                                                         -----------    -----------
Cash flows from financing activities
   Bank overdraft                                           (316,237)        16,096
   Payments on long-term debt                               (685,038)        (5,270)
   Net proceeds from related party debt                      257,070         21,010
                                                         -----------    -----------
Net cash provided by (used for) financing activities        (744,205)        31,836
                                                         -----------    -----------

Net change in cash and cash equivalents                           --             --

Cash and cash equivalents, beginning of year                      --             --
                                                         -----------    -----------
Cash and cash equivalents, end of year                   $        --    $        --
                                                         ===========    ===========

Supplemental disclosure of cash flow information
   Cash paid during the year for:
     Interest                                            $   333,562    $   340,641
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

Shipping and Handling Costs

The Company adopted EITF 00-10, "Accounting for Shipping and Handling Fees and Costs", since December 15, 2000. All shipping and handling costs for goods shipped by the Company to customers are included in shipping and handling expenses in the statements of income (loss). Shipping and handling costs of goods shipped by the Company to customers for the three months ended June 30, 2001 and 2000 were $476,423 and $556,661, respectively and for the six months ended June 30, 2001 and 2000 were $943,811 and $1,147,863, respectively.

NOTE 2 -- TRANSACTIONS IN SHAREHOLDERS' EQUITY

Covenants Related to the Private Placement to Mr. Zubair Kazi

In connection with the sale of 1,157,895 common shares to a private investor in 1999, the Company made certain commitments to the investor. In the event that the consolidated shareholders' equity of the Company is less than $20,000,000 at December 31, 1999 and the first reset date (see Annual Report on Form 10K for the year ended December 31, 2000, incorporated herein by reference), the Company shall immediately issue to Mr. Zubair Kazi ("Kazi") additional common stock and warrants. The amount shall equal 1,157,895 multiplied by the percentage by which the shareholders' equity is less than $20,000,000. The Company did not maintain a shareholders' equity of $20,000,000 at December 31, 1999 and as a result, 1,103,082 shares and 1,103,082 warrants are due to Kazi as of June 30, 2001. The accrued liability related to the issuance of these shares and warrants of $285,636, based on the fair value of the securities, has been accounted for in the financial statements.

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

NOTE 3 -- EARNINGS PER SHARE COMPUTATION

The computations of the weighted-average common shares used in the computation of basic and diluted net loss per share is based on 10,640,895 and 10,640,895 shares for the three months ended June 30, 2001 and 2000, respectively. The computations of the weighted-average common shares used in the computation of basic and diluted net loss per share is based on and 10,640,895 and 10,640,895 shares for the six months ended June 30, 2001 and 2000, respectively. Potential dilutive securities were not included in the EPS calculation since their effect would be antidilutive. Potential dilutive securities consisted of outstanding stock options and convertible preferred stock and common stock purchase warrants

NOTE 4 -- RECENT ACCOUNTING PRONOUNCEMENTS

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

      The following discussion is intended to assist in the understanding of our financial position and our results of operations for the six months ended June 30, 2001 compared to the same period in 2000. The Consolidated Financial Statements and related Notes should be referred to in conjunction with this discussion. Unless stated otherwise, all financial information presented below, throughout this report and in the Consolidated Financial Statements and related Notes includes all of our subsidiaries on a consolidated basis.

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

      We harvest SBGA and manufacture most of our products at our modern production facilities in Klamath Falls, Oregon. We market our products through independent Distributors located in all fifty states, the District of Columbia, Guam, Puerto Rico, American Samoa, the Virgin Islands and Canada. We encourage our Distributors to recruit interested people as new Distributors for our products. These recruits are placed beneath the recruiting Distributor in the "network" and are referred to as the distributor's "downline" or "organization." Distributors earn commissions on sales by their organizations as well as retail profits on the sales they generate directly. We assist Distributors in establishing their own businesses and provide support programs such as audio and videotapes for training, empowerment teams, seminars and an annual convention called the August Celebration at our headquarters. We have approximately 54,528 active Distributors as of June 30, 2001 compared to approximately 62,923 active Distributors as of June 30, 2000. We define an active Distributor as having purchased products in the last six months.

      Our loss per share was $0.16 for the six months ended June 30, 2001 compared to $0.10 per share in 2000. The net loss for the six months ended June 30, 2001 totaling $1.8 million primarily related to the decrease in net sales directly attributed to the 13% decrease in our active Distributor base. The net loss for the six months ended June 30, 2000 totaling $1.1 million primarily related to the decrease in net sales.

Results of Operations

      The following table summarizes our operating results as a percentage of net sales for each of the periods indicated.

                                        ------------------------------------------------------------
                                         Six Months ended June 30,        Three Months ended June 30,
                                           2001             2000             2001            2000
                                        ---------        ---------        ---------       ----------
Revenue                                     100.0%           100.0%           100.0%           100.0%

Cost of sales                                32.1             27.9             32.2             28.8
                                        ---------        ---------        ---------       ----------

Gross profit                                 67.9             72.1             67.8             71.2

Commissions                                  49.0             45.8             49.0             45.8
                                        ---------        ---------        ---------       ----------

Selling profit                               18.9             26.3             18.8             25.4

Shipping and handling expenses                6.0              5.4              6.3              5.6

Selling expenses                             13.4             13.0             12.7             13.2

Research and development                      0.7              1.3              0.5              1.2

General and administrative                    9.3             11.9              8.6             13.7
                                        ---------        ---------        ---------       ----------

Operating loss                              (10.5)            (5.3)            (9.3)            (8.3)

Other income                                  1.3              1.7              1.7              2.2

Interest expense                              2.2              1.7              2.3              1.9
                                        ---------        ---------        ---------       ----------

Net loss before taxes                       (11.5)            (5.3)            (9.8)            (8.0)

Income tax benefit                             --               --               --               --
                                        ---------        ---------        ---------       ----------

Net loss                                    (11.5)            (5.3)            (9.8)            (8.0)
                                        =========        =========        =========       ==========

Three months ended June 30, 2001 compared with the three months ended June 30, 2000

      Net sales for the three months ended June 30, 2001 were $7.6 million, a decrease of $2.3 million or 24% from net sales of $9.9 million for the three months ended June 30, 2000. The decrease in sales is directly related to a 20% decrease in orders for the same period. Average order size decreased to $115 from $122 over the same period. The average number of distributors for the three months ended June 30, 2001 decreased to an average of 54,718, which was 14% lower than the average of 63,956 distributors for the three months ended June 30, 2000. Sales of our food supplement products are made through a multi-level marketing network of distributors, so sales are positively linked with the number of distributors.

      Gross profit represents net sales less the cost of goods sold, which includes the cost of harvesting blue-green algae from Klamath Lake, the cost of other materials, direct labor expenses, an allocation of overhead costs, amortization, and depreciation. Gross profit decreased to 68% from 71% of net sales between the three months ended June 30, 2001 and 2000, respectively. The decrease in the gross profit margin is due to the fixed cost component of cost of goods sold being spread over a decreased revenue base.

      Selling profit represents gross profit less commission expense. Commission expense for the three months ended June 30, 2001 and 2000 was $3.7 million and $4.6 million, respectively, a decrease of $0.9 million, or 18%. We are a multi-level marketing organization. Distributors make up our sales force. Distributors buy algae products for their own consumption plus they actively recruit other distributors into our network. Distributors are paid commissions based upon their personal sales volumes and the sales of distributors beneath them in their network. During the three months ended June 30, 2001, the Company implemented a new commission structure in an attempt to attract and retain Distributors. Commission expense as a percentage of sales was 49% and 46% during the three months ended June 30, 2001 and 2000, respectively.

      Operating expenses include shipping and handling expenses, selling expenses, research and development expenses and general and administrative expenses. In total, operating expenses decreased $1.2 million or 37% to $2.2 million for the three months ended June 30, 2001 from $3.4 million for the three months ended June 30, 2000. The components of operating expenses are discussed below.

      o Shipping and handling expenses includes purchasing, receiving, and materials management. Shipping and handling expenses decreased $80,238 or 14%, to $0.5 million in 2001 from $0.6 million in 2000.
            The decrease was due to a $43,866 decrease in freight expenses in 2001 due to the overall decrease in sales. Shipping and handling expenses as a percent of net sales increased to 6.3% for the three months ended June 30, 2001 from 5.6% for the three months ended June 30, 2000.
      o Selling expenses includes order operator and distributor services expenses, marketing and promotion expenses, and the expenses of the Office of the President and CEO. Selling expenses decreased $0.3 million, or 27%, between 2001 and 2000 to $1.0 million from $1.3 million. This decrease was primarily due to a decrease in salaries and compensation, a decrease in consulting costs and a decrease in utility costs. Selling expenses were 12.7% of sales for the three months ended June 30, 2001 and 13.2% of sales for the three months ended June 30, 2000.
      o Research and development expenses decreased 68% to $38,482 in 2001 from $121,662 in 2000, which constituted 0.5% and 1.2% of net sales, respectively.
      o General and administrative expenses decreased by $0.7 million between 2001 and 2000 to $0.7 million from $1.4 million. For the three months ended June 30, 2001, general and administrative expenses averaged 9% of sales while they were 14% of sales for the three months ended June 30, 2000. The decrease between 2001 and 2000 is attributable to a decrease in payroll and related costs as a result of the cost-cutting initiative undertaken by the Company, a decrease in legal and consulting fees incurred during 2001, and a decrease in costs associated with the consolidation of office space and leased facilities that occurred during 2000.

      Other income decreased to $0.1 million for the three months ended June 30, 2001 from $0.2 million for the three months ended June 30, 2000 principally due to a decrease in sundry income collected from Distributors offset by recording the fair value cost of penalty shares and warrants to be issued to an investor in the amount of $36,000. Net interest expense decreased slightly to approximately $172,000 for the three months ended June 30, 2001 from approximately $186,000 for the three months ended June 30, 2000. This decrease was due to various fees paid to the current lender, offset by a decrease in interest expense due to a decrease in outstanding debt in 2001 versus 2000. Net interest expense represented 2.3% and 1.9% of sales for each of the three months ended June 30, 2001 and 2000, respectively.

      Net loss decreased $53,419 or 7% to $748,594 for the three months ended June 30, 2001 from $802,013 for the comparable period in 2000. As a percentage of net sales, net loss increased to 10% for the three months ended June 30, 2001 from 8% for the comparable period in 2000. The dollar decrease was due to a decrease in selling expenses and general and administrative expenses as a percentage of sales offset by the increase in commission expense as a percentage of sales.

Six months ended June 30, 2001 compared with the six months ended June 30, 2000

      Net sales for the six months ended June 30, 2001 were $15,665,312, a decrease of 26% from net sales of $21,106,686 for the six months ended June 30, 2000. The decrease in sales is directly related to a 22% decrease in orders for the same period. Average order size decreased to $116 from $124 over the same period. The average number of distributors for the six months ended June 30, 2001 decreased to an average of 54,928, which was 16% lower than the average of 65,203 distributors for the six months ended June 30, 2000. Sales of our food supplement products are made through a multi-level marketing network of distributors, so sales are positively linked with the number of distributors.

      Gross profit represents net sales less the cost of goods sold, which includes the cost of harvesting blue-green algae from Klamath Lake, the cost of other materials, direct labor expenses, an allocation of overhead costs, amortization, and depreciation. Gross profit decreased to 68% from 72% of net sales between the six months ended June 30, 2001 and 2000, respectively. The decrease in the gross profit margin is due to the fixed cost component of cost of goods sold being spread over a decreased revenue base.

      Selling profit represents gross profit less commission expense. Commission expense for the six months ended June 30, 2001 and 2000 was $7.7 million and $9.7 million, respectively, a decrease of $2 million, or 21%, respectively. We are a multi-level marketing organization. Distributors make up our sales force. Distributors buy algae products for their own consumption plus they actively recruit other distributors into our network. Distributors are paid commissions based upon their personal sales volumes and the sales of distributors beneath them in their network. During the six months ended June 30, 2001, the Company implemented a new commission structure in an attempt to attract and retain Distributors. Commission expense as a percentage of sales was 49% and 46% during the six months ended June 30, 2001 and 2000, respectively.

      Operating expenses include shipping and handling expenses, selling expenses, research and development expenses and general and administrative expenses. In total, operating expenses decreased $2.1 million or 31% to $4.6 million for the six months ended June 30, 2001 from $6.7 million for the six months ended June 30, 2000. The components of operating expenses are discussed below.

      o Shipping and handling expenses includes purchasing, receiving, and materials management. Shipping and handling expenses decreased $0.2 million or 18%, to $0.9 millionin 2001 from $1.1 million in 2000. The decrease was due to a $134,902 decrease in freight expenses in 2001 due to the overall decrease in sales. Shipping and handling expenses as a percent of net sales increased to 6% for the six months ended June 30, 2001 from 5% for the six months ended June 30, 2000.

      o Selling expenses includes order operator and distributor services expenses, marketing and promotion expenses, and the expenses of the Office of the President and CEO. Selling expenses decreased $0.6 million between 2001 and 2000 to $2.1 million from $2.7 million. This decrease was primarily due to a decrease in salaries and compensation of $96,458. Selling expenses were 13% of sales for the six months ended June 30, 2001 and 13% of sales for the six months ended June 30, 2000.
      o Research and development expenses decreased 59% to $108,065 in 2001 from $264,108 in 2000, which constituted 0.7% and 1.3% of net sales, respectively.
      o General and administrative expenses decreased by $1.0 million between 2001 and 2000 to $1.5 million from $2.5 million. For the six months ended June 30, 2001, general and administrative expenses averaged 9.3% of sales while they were 12% of sales for the six months ended June 30, 2000. The decrease between 2001 and 2000 is attributable to the penalties paid in 2000 relating to the early repayment of the outstanding balance of the loan from the former owner of Cell Tech, a decrease in legal and consulting fees incurred during 2001, and a decrease in costs associated with the consolidation of office space and leased facilities that occurred in 2000.

      Other income decreased to $0.2 million for the six months ended June 30, 2001 from $0.4 million for the six months ended June 30, 2000 principally due to a decrease in sundry income collected from Distributors offset by recording the fair value cost of penalty shares and warrants to be issued to an investor in the amount of $63,000. Net interest expense decreased slightly to $351,425 for the six months ended June 30, 2001 from $361,651 for the six months ended June 30, 2000. This decrease was due to a decrease in interest expense due to a decrease in outstanding debt in 2001 versus 2000.

      Net loss increased 61% to $1,796,857 for the six months ended June 30, 2001 from $1,115,599 for the comparable period in 2000. As a percentage of net sales, net loss increased to 12% for the six months ended June 30, 2001 from 5% for the comparable period in 2000. The dollar increase was due to net sales decreasing by 26%, offset by the curtailment of various operating expenses.

Liquidity and Capital Resources

      Working capital deficit at June 30, 2001 amounted to $6,996,460, a decrease of $95,504 from a working capital deficit of $7,091,964 as of December 31, 2000. At June 30, 2001, we had a bank overdraft of $994,314 versus a bank overdraft of $1,310,551 as of December 31, 2000. As a result of the working capital deficit of $7,341,964 at December 31, 2001 (the Company's fiscal year end), the Company's independent certified public accountants have expressed substantial doubt about the Company's ability to continue as a going concern.

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

Cash Flows

      Net cash flows provided by operating activities for the six months ended June 30, 2001 amounted to $903,919 compared to cash flows provided by operations of $15,712 for the six months ended June 30, 2000. The increase in cash flows generated by operations is primarily due to changes in current assets and liabilities.

      Cash flows used in investing activities for the six months ended June 30, 2001 was $159,174. This is an increase of $111,626 from net cash used for investing activities of $47,548 for the six months ended June 30, 2000, due to an increase in equipment purchases during the six months ended June 30, 2001 that were related to the construction of the barging to be used for harvesting purposes.

      Net cash flows used for financing activities was $744,205 for the six months ended June 30, 2001 versus net cash used for financing activities of $31,836 for the six months ended June 30, 2000. This change is principally due to a $332,333 change in our bank overdraft during 2001 versus 2000 and the net payments on long-term debt of $685,038 for the six months ended June 30, 2001, offset by the proceeds from related party borrowings.

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