Form 10-Q
period 2001-09-30
CELL TECH INTERNATIONAL INC
filed 2002-05-23
CIK 1015194

2001
================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   ----------

                                    FORM 10-Q

                                   (Mark One)
     |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2001

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

                                TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION.................................................1

   ITEM 1. FINANCIAL STATEMENTS................................................1
      Consolidated Balance Sheets..............................................1
      Consolidated Statements of Loss..........................................2
      Consolidated Statements of Cash Flows....................................3
      Notes to Consolidated Financial Statements...............................4
      Lien on Company Stock....................................................8
      Dispute Between Principal Shareholders...................................8
   ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
   AND RESULTS OF OPERATIONS...................................................9
      Overview................................................................10
      Results of Operations...................................................11
      Three months ended September 30, 2001 compared with the three months ended September 30, 2000.........................................11
      Nine months ended September 30, 2001 compared with the nine months ended September 30, 2000.........................................13
      Liquidity and Capital Resources.........................................15
      Cash Flows..............................................................15
      Recent Financial Accounting Standards Board Statements..................16
      Special Note Regarding Forward-Looking Statements.......................17
   ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.........17

PART II - OTHER INFORMATION...................................................18

   ITEM 1. LEGAL PROCEEDINGS..................................................18
   ITEM 2. CHANGES IN SECURITIES..............................................19
   ITEM 3. DEFAULTS UPON SENIOR SECURITIES....................................19
   ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS................19
   ITEM 5. OTHER INFORMATION..................................................19
      Dispute Between Principal Shareholders..................................19
   ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K...................................20
   SIGNATURES.................................................................27

                      CELL TECH INTERNATIONAL INCORPORATED
                                AND SUBSIDIARIES

                         Part I - Financial Information

Item 1. Financial Statements

                           Consolidated Balance Sheets

                                                                    (Unaudited)
                                                                   September 30,    December 31,
                                                                        2001            2000
                                                                   -------------    ------------
Assets

Current assets
   Receivables                                                      $   427,721     $   535,145
   Current portion of inventories                                     2,000,000       2,500,000
   Prepaid expenses                                                     691,968         845,855
                                                                    -----------     -----------
Total current assets                                                  3,119,689       3,881,000
                                                                    -----------     -----------
Property and equipment, net of accumulated depreciation              11,865,784      13,560,986
Long-term inventories, net of current portion                         7,742,039       8,675,999
Other assets                                                            970,375       1,131,661
                                                                    -----------     -----------
Total assets                                                        $23,697,887     $27,249,646
                                                                    ===========     ===========

Liabilities and Shareholders' Equity

Current liabilities
   Bank overdraft                                                   $   762,124     $ 1,310,551
   Accounts payable                                                   3,213,418       2,897,684
   Commissions payable                                                1,641,904       1,869,135
   Sales taxes payable                                                  119,696         112,988
   Accrued payroll and related liabilities                              287,345         255,132
   Other accrued expenses                                               693,424       1,173,321
   Current portion of long-term debt                                  2,102,303       2,862,683
   Related party payable                                              1,071,756         741,470
                                                                    -----------     -----------
Total current liabilities                                             9,891,970      10,972,964
                                                                    -----------     -----------

Long-term liabilities
   Long-term debt, net of current portion                               261,660         261,660
                                                                    -----------     -----------
Total liabilities                                                    10,153,630      11,234,624
                                                                    -----------     -----------

Commitments and contingencies

Shareholders' equity
   Series A convertible preferred stock - no par value;
     4,175,000 shares authorized; none issued and outstanding
     in 2001 and 2000                                                        --              --
   Series B convertible preferred stock - no par value; 800,000 shares authorized; none issued and outstanding in 2001 and
     2000                                                                    --              --
   Undesignated preferred stock - no par value; 1,825,000
     shares authorized; none issued and outstanding in 2001 and
     2000                                                                    --              --
   Common stock - $.01 par value; in 2001 and 2000,
     50,000,000 shares authorized, 10,640,895 shares issued and
     outstanding                                                        106,409         106,409
   Additional paid-in capital                                         2,299,696       2,299,696
   Retained earnings                                                 11,138,152      13,608,917
                                                                    -----------     -----------
Total shareholders' equity                                           13,544,257      16,015,022
                                                                    -----------     -----------
Total liabilities and shareholders' equity                          $23,697,887     $27,249,646
                                                                    ===========     ===========

          See accompanying notes to consolidated financial statements.

                      CELL TECH INTERNATIONAL INCORPORATED
                                AND SUBSIDIARIES

                         Consolidated Statements of Loss

                                                                (Unaudited)
                                       For the Nine Months Ended           For the Three Months Ended
                                             September 30,                        September 30,
                                     ------------------------------      ------------------------------
                                         2001              2000              2001              2000
                                     ------------      ------------      ------------      ------------
Revenue                              $ 22,944,017      $ 30,272,766      $  7,278,704      $  9,166,080

Cost of sales                           7,344,044         8,529,783         2,319,094         2,647,546
                                     ------------      ------------      ------------      ------------

Gross profit                           15,599,973        21,742,983         4,959,610         6,518,534

Commissions                            11,123,075        13,814,288         3,441,033         4,138,539
                                     ------------      ------------      ------------      ------------

Selling profit                          4,476,898         7,928,695         1,518,577         2,379,995

Shipping and handling expenses          1,364,043         1,639,765           420,233           491,902

Selling expenses                        3,087,538         4,000,338           991,955         1,264,964

Research and development                  153,290           403,153            45,225           139,044

General and administrative              1,952,151         3,491,085           498,857           970,625
                                     ------------      ------------      ------------      ------------

Operating loss                         (2,080,124)       (1,605,646)         (437,693)         (486,540)

Other income                              372,578           438,788           175,580            73,630

Interest expense                         (513,220)         (578,653)         (161,795)         (217,002)
                                     ------------      ------------      ------------      ------------

Net loss                             $ (2,220,766)     $ (1,745,511)     $   (423,908)     $   (629,912)
                                     ============      ============      ============      ============

Basic and diluted loss per share     $      (0.20)     $      (0.16)     $      (0.03)     $      (0.06)
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

                      CELL TECH INTERNATIONAL INCORPORATED
                                AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows

                                                                    (Unaudited)
                                                             For the Nine Months Ended
                                                                   September 30,
                                                           ----------------------------
                                                               2001             2000
                                                           -----------      -----------
Cash flows from operating activities
   Net loss                                                $(2,220,766)     $(1,745,511)
   Adjustments to reconcile net loss to cash
    provided by (used for) operating activities:
     Depreciation and amortization                           2,058,012        1,769,714
     (Gain) Loss on sale of fixed assets                       (15,175)          83,518
     Impairment of fixed assets and intangibles
     Warrants issued for services
     Changes in assets and liabilities:
       Receivables                                             107,425         (290,094)
       Inventories                                           1,433,960        2,019,102
       Prepaid expenses                                        153,887           64,957
       Other assets                                             (3,714)          52,631
       Accounts payable                                         65,732         (213,889)
       Commissions payable                                    (227,231)      (2,481,324)
       Sales tax payable                                         6,708          (64,107)
       Accrued payroll and payroll related liabilities          32,213           15,445
       Other accrued expenses                                 (229,897)         420,071
                                                           -----------      -----------

Net cash provided by (used for) operating activities         1,161,154         (369,487)
                                                           -----------      -----------

Cash flows from investing activities
   Purchase of property and equipment                         (229,633)         (53,461)
   Proceeds from sale of equipment                              47,000            4,074
                                                           -----------      -----------

Net cash used for investing activities                        (182,633)         (49,387)
                                                           -----------      -----------

Cash flows from financing activities
   Bank overdraft                                             (548,427)         744,777
   Payments on long-term debt                                 (760,380)        (329,379)
   Net proceeds from related party debt                        330,286            3,476
                                                           -----------      -----------

Net cash provided by (used for) financing activities          (978,521)         418,874
                                                           -----------      -----------

Net change in cash and cash equivalents                             --               --

Cash and cash equivalents, beginning of year                        --               --
                                                           -----------      -----------

Cash and cash equivalents, end of year                     $        --      $        --
                                                           ===========      ===========

Supplemental disclosure of cash flow information
   Cash paid during the year for:
     Interest                                              $   479,879      $   575,177
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

Shipping and Handling Cost

The Company adopted EITF 00-10, "Accounting for Shipping and Handling Fees and Costs," since December 15, 2000. All shipping and handling costs for goods shipped by the Company to customers are included in shipping and handling expenses in the statements of income (loss). Shipping and handling costs of goods shipped by the Company to customers for the three months ended September 30, 2001 and 2000 were $467,387 and $591,202, respectively and for the six months ended September 30, 2001 and 2000 were $943,811 and $1,147,863, respectively.

NOTE 2 -- TRANSACTIONS IN SHAREHOLDERS' EQUITY

Covenants Related to the Private Placement to Mr. Zubair Kazi

In connection with the sale of 1,157,895 common shares to a private investor in 1999, the Company made certain commitments to the investor. In the event that the consolidated shareholders' equity of the Company is less than $20,000,000 at December 31, 1999 and the first reset date (see Annual Report on Form 10K for the year ended December 31, 2000, incorporated herein by reference), the Company shall immediately issue to Mr. Zubair Kazi ("Kazi") additional common stock and warrants. The amount shall equal 1,157,895 multiplied by the percentage by which the shareholders' equity is less than $20,000,000. The Company did not maintain a shareholders' equity of $20,000,000 at December 31, 1999 and as a result, 1,343,455 shares and 1,343,455 warrants are due to Kazi as of September 30, 2001. The accrued liability related to the issuance of these shares and warrants of $304,084, based on the fair value of the securities, has been accounted for in the financial statements.

Additionally, the shares sold were to be registered within 120 days of the sale. Additional penalties have accrued until such time that the shares are registered. The additional expense in 2001 through September 30, 2001, was $54,084.

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

NOTE 3 -- EARNINGS PER SHARE COMPUTATION

The computations of the weighted-average common shares used in the computation of basic and diluted net loss per share is based on 10,640,895 and 10,640,895 shares for the three months ended September 30, 2001 and 2000, respectively. The computations of the weighted-average common shares used in the computation of basic and diluted net loss per share is based on and 10,640,895 and 10,640,895 shares for the nine months ended September 30, 2001 and 2000, respectively. Potential dilutive securities were not included in the EPS calculation since their effect would be antidilutive. Potential dilutive securities consisted of outstanding stock options and convertible preferred stock and common stock purchase warrants

NOTE 4 -- RECENT ACCOUNTING PRONOUNCEMENTS

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

      The following discussion is intended to assist in the understanding of our financial position and our results of operations for the nine months ended September 30, 2001 compared to the same period in 2000. The Consolidated Financial Statements and related Notes should be referred to in conjunction with this discussion. Unless stated otherwise, all financial information presented below, throughout this report and in the Consolidated Financial Statements and related Notes includes all of our subsidiaries on a consolidated basis.

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

      We harvest SBGA and manufacture most of our products at our modern production facilities in Klamath Falls, Oregon. We market our products through independent Distributors located in all fifty states, the District of Columbia, Guam, Puerto Rico, American Samoa, the Virgin Islands and Canada. We encourage our Distributors to recruit interested people as new Distributors for our products. These recruits are placed beneath the recruiting Distributor in the "network" and are referred to as the distributor's "downline" or "organization." Distributors earn commissions on sales by their organizations as well as retail profits on the sales they generate directly. We assist Distributors in establishing their own businesses and provide support programs such as audio and videotapes for training, empowerment teams, seminars and an annual convention called the August Celebration at our headquarters. We have approximately 51,360 active Distributors as of September 30, 2001 compared to approximately 60,214 active Distributors as of September 30, 2000. We define an active Distributor as having purchased products in the last six months.

      Our loss per share was $0.20 for the nine months ended September 30, 2001 compared to $0.16 per share in 2000. The net loss for the nine months ended September 30, 2001 totaling $2.2 million primarily related to the decrease in net sales directly attributed to the 15% decrease in our active Distributor base. The net loss for the nine months ended September 30, 2000 totaling $1.7 million primarily related to the decrease in net sales.

Results of Operations

      The following table summarizes our operating results as a percentage of net sales for each of the periods indicated.

                                    -----------------------------------------------------------------
                                    Nine Months ended September 30,  Three Months ended September 30,
                                         2001             2000             2001             2000
                                       ------           ------           ------           ------
Revenue                                 100.0%           100.0%           100.0%           100.0%

Cost of sales                            32.0             28.2             31.9             28.9
                                       ------           ------           ------           ------

Gross profit                             68.0             71.8             68.1             71.1

Commissions                              48.5             45.6             47.3             45.2
                                       ------           ------           ------           ------

Selling profit                           19.5             26.2             20.9             26.0

Shipping and handling expenses            5.9              5.4              5.8              5.4

Selling expenses                         13.5             13.2             13.6             13.8

Research and development                  0.7              1.3              0.6              1.5

General and administrative                8.5             11.5              6.9             10.6
                                       ------           ------           ------           ------

Operating loss                           (9.1)            (5.3)            (6.0)            (5.3)

Other expense                             1.6              1.4              2.4              0.8

Interest expense                          2.2              1.9              2.2              2.4
                                       ------           ------           ------           ------

Net loss before taxes                    (9.7)            (5.8)            (5.8)            (6.9)

Income tax benefit                         --               --               --               --
                                       ------           ------           ------           ------

Net loss                                 (9.7)            (5.8)            (5.8)            (6.9)
                                       ======           ======           ======           ======

Three months ended September 30, 2001 compared with the three months ended September 30, 2000

      Net sales for the three months ended September 30, 2001 were $7.2 million, a decrease of $2.0 million or 21% from net sales of $9.2 million for the three months ended September 30, 2000. The decrease in sales is directly related to a 15% decrease in orders for the same period. Average order size decreased to $115 from $123 over the same period. The average number of distributors for the three months ended September 30, 2001 decreased to an average of 51,964, which was 15% lower than the average of 61,187 distributors for the three months ended September 30, 2000. Sales of our food supplement products are made through a multi-level marketing network of distributors, so sales are positively linked with the number of distributors.

      Gross profit represents net sales less the cost of goods sold, which includes the cost of harvesting blue-green algae from Klamath Lake, the cost of other materials, direct labor expenses, an allocation of overhead costs, amortization, and depreciation. Gross profit decreased to 68% from 71% of net sales between the three months ended September 30, 2001 and 2000, respectively. The decrease in the gross profit margin is due to the fixed cost component of cost of goods sold being spread over a decreased revenue base.

      Selling profit represents gross profit less commission expense. Commission expense for the three months ended September 30, 2001 and 2000 was $3.4 million and $4.1 million, respectively, a decrease of $0.7 million, or 17%. We are a multi-level marketing organization. Distributors make up our sales force. Distributors buy algae products for their own consumption plus they actively recruit other distributors into our network. Distributors are paid commissions based upon their personal sales volumes and the sales of distributors beneath them in their network. During the three months ended September 30, 2001, the Company implemented a new commission structure in an attempt to attract and retain Distributors. Commission expense as a percentage of sales was 47% and 45% during the three months ended September 30, 2001 and 2000, respectively.

      Operating expenses include shipping and handling expenses, selling expenses, research and development expenses and general and administrative expenses. In total, operating expenses decreased $0.9 million or 32% to $2.0 million for the three months ended September 30, 2001 from $2.9 million for the three months ended September 30, 2000. The components of operating expenses are discussed below.

o Shipping and handling expenses includes purchasing, receiving, and materials management. Shipping and handling expenses decreased $71,669 or 15%, to $0.4 million in 2001 from $0.5 million in 2000. The decrease was due to a $28,177 decrease in freight expenses in 2001 due to the overall decrease in sales. Shipping and handling expenses as a percent of net sales increased to 6% for the three months ended September 30, 2001 from 5% for the three months ended September 30, 2000.
o Selling expenses includes order operator and distributor services expenses, marketing and promotion expenses, and the expenses of the Office of the President and CEO. Selling expenses decreased $0.3 million, or 22%, between 2001 and 2000 to $1.0 million from $1.3 million. This decrease was primarily due to a decrease in salaries and compensation, consulting expenses and utility costs. Selling expenses were 14% of sales for the three months ended September 30, 2001 and 14% of sales for the three months ended September 30, 2000.
o Research and development expenses decreased 68% to $45,225 in 2001 from $139,044 in 2000, which constituted 0.6% and 1.5% of net sales, respectively.
o General and administrative expenses decreased by $0.5 million or 50% between 2001 and 2000 to $0.5 million from $1.0 million. For the three months ended September 30, 2001, general and administrative expenses averaged 7% of sales while they were 11% of sales for the three months ended September 30, 2000. The decrease between 2001 and 2000 is attributable to a decrease in payroll and related costs, a decrease in legal and consulting fees incurred during 2001, and a decrease in costs associated with the consolidation of office space and leased facilities that occurred during 2000.

      Other income increased to approximately $175,000 for the three months ended September 30, 2001 from approximately $73,000 for the three months ended September 30, 2000 principally due to an increase in sundry income collected from the sale of pallets and support poles and storage fees received, offset by recording the fair value cost of penalty shares and warrants to be issued to an investor in the amount of $54,000.

      Interest expense decreased slightly to approximately $162,000 for the three months ended September 30, 2001 from approximately $217,000 for the three months ended September 30, 2000. This decrease was due to various fees paid to the current lender, partially offset by a decrease in interest expense due to a decrease in outstanding debt in 2001 versus 2000. Net interest expense represented 2.2% and 2.4% of sales for each of the three months ended June 30, 2001 and 2000, respectively.

      Net loss decreased $206,004 or 32% to $423,908 for the three months ended September 30, 2001 from $629,912 for the comparable period in 2000. As a percentage of net sales, net loss decreased to 6% for the three months ended September 30, 2001 from 7% for the comparable period in 2000. The dollar decrease was due to a decrease in selling expenses and general and administrative expenses as a percentage of sales offset by the increase in commission expense as a percentage of sales.

Nine months ended September 30, 2001 compared with the nine months ended September 30, 2000

      Net sales for the nine months ended September 30, 2001 were $22,944,017, a decrease of 24% from net sales of $30,272,766 for the nine months ended September 30, 2000. The decrease in sales is directly related to a 20% decrease in orders for the same period. Average order size decreased to $116 from $123 over the same period. The average number of distributors for the nine months ended September 30, 2001 decreased to an average of 53,940, which was 16% lower than the average of 63,864 distributors for the nine months ended September 30, 2000. Sales of our food supplement products are made through a multi-level marketing network of distributors, so sales are positively linked with the number of distributors.

      Gross profit represents net sales less the cost of goods sold, which includes the cost of harvesting blue-green algae from Klamath Lake, the cost of other materials, direct labor expenses, an allocation of overhead costs, amortization, and depreciation. Gross profit decreased to 68% from 72% of net sales between the nine months ended September 30, 2001 and 2000, respectively. The decrease in the gross profit margin is due to the fixed cost component of cost of goods sold being spread over a decreased revenue base.

      Selling profit represents gross profit less commission expense. Commission expense for the nine months ended September 30, 2001 and 2000 was $3.4 million and $4.1 million, respectively, a decrease of $0.7 million, or 17%. We are a multi-level marketing organization. Distributors make up our sales force. Distributors buy algae products for their own consumption plus they actively recruit other distributors into our network. Distributors are paid commissions based upon their personal sales volumes and the sales of distributors beneath them in their network. During the nine months ended September 30, 2001, the Company implemented a new commission structure in an attempt to attract and retain Distributors. Commission expense as a percentage of sales was 47% and 45% during the nine months ended September 30, 2001 and 2000, respectively.

      Operating expenses include shipping and handling expenses, selling expenses, research and development expenses and general and administrative expenses. In total, operating expenses decreased $3.0 million or 31% to $6.6 million for the nine months ended September 30, 2001 from $9.6 million for the nine months ended September 30, 2000. The components of operating expenses are discussed below.

o Shipping and handling expenses includes purchasing, receiving, and materials management. Shipping and handling expenses decreased $0.2 million or 17%, to $1.4 million in 2001 from $1.6 million in 2000. The decrease was due to a $163,079 decrease in freight expenses in 2001 due to the overall decrease in sales. Shipping and handling expenses as a percent of net sales increased to 6% for the nine months ended September 30, 2001 from 5% for the nine months ended September 30, 2000.
o Selling expenses includes order operator and distributor services expenses, marketing and promotion expenses, and the expenses of the Office of the President and CEO. Selling expenses decreased $0.9 million or 22% between 2001 and 2000 to $3.1 million from $4.0 million. This decrease was primarily due to a decrease in salaries and compensation, a decrease in consulting expenses and a decrease in utility costs as a result of the cost-cutting initiative implemented by the Company. Selling expenses were 14% of sales for the nine months ended September 30, 2001 and 13% of sales for the nine months ended September 30, 2000.
o Research and development expenses decreased 62% to $153,290 in 2001 from $403,153 in 2000, which constituted 0.7% and 1.3% of net sales, respectively.
o General and administrative expenses decreased by $1.5 million or 44% between 2001 and 2000 to $2.0 million from $3.5 million. For the nine months ended September 30, 2001, general and administrative expenses averaged 9% of sales while they were 12% of sales for the nine months ended September 30, 2000. The decrease between 2001 and 2000 is attributable to a decrease in payroll and related costs, a decrease in legal and consulting fees incurred during 2001, and a decrease in costs associated with the consolidation of office space and leased facilities that occurred in 2000.

      Other income decreased to $372,598 for the nine months ended September 30, 2001 from $438,788 for the nine months ended September 30, 2000 principally due to a decrease in sundry income collected from Distributors offset by recording the fair value cost of penalty shares and warrants to be issued to an investor in the amount of $117,000. Net interest expense decreased slightly to $513,220 for the nine months ended September 30, 2001 from $578,653 for the nine months ended September 30, 2000. This decrease was due to a decrease in outstanding debt in 2001 versus 2000.

      Net loss increased 27% to $2,220,766 for the nine months ended September 30, 2001 from $1,745,511 for the comparable period in 2000. As a percentage of net sales, net loss increased to 10% for the nine months ended September 30, 2001 from 6% for the comparable period in 2000. The dollar increase was due to net sales decreasing by 24%, offset by the curtailment of various operating expenses.

Liquidity and Capital Resources

      Working capital deficit at September 30, 2001 amounted to $6,272,281, a decrease of $819,863 from a working capital deficit of $7,091,964 as of December 31, 2000. At September 30, 2001, we had a bank overdraft of $762,124 versus a bank overdraft of $1,310,551 as of December 31, 2000. As a result of the working capital deficit of $7,341,964 at December 31, 2001 (the Company's fiscal year end), the Company's independent certified public accountants have expressed substantial doubt about the Company's ability to continue as a going concern.

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

Cash Flows

      Net cash flows provided by operating activities for the nine months ended September 30, 2001 amounted to $1,161,154 compared to cash flows used by operations of $369,487 for the nine months ended September 30, 2000. The increase in cash flows generated by operations is primarily due to changes in current assets and liabilities.

      Cash flows used in investing activities for the nine months ended September 30, 2001 was $182,633. This is down $133,246 from net cash used for investing activities of $49,387 for the nine months ended September 30, 2000, due to a decrease in equipment purchases during the nine months ended September 30, 2001.

      Net cash flows used for financing activities was $978,521 for the nine months ended September 30, 2001 versus net cash provided by financing activities of $418,874 for the nine months ended September 30, 2000. This change is principally due to a $1,293,204 change in our bank overdraft during 2001 versus 2000 and the net payments on long-term debt of for the nine months ended September 30, 2001 versus the comparable period in 2000.

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