Form 10-K
period 2001-12-31
CELL TECH INTERNATIONAL INC
filed 2002-05-23
CIK 1015194

FORM 10-K
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

|X|   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                  For the fiscal year ended: December 31, 2001

                                       or

|_|   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                 For the transition period from ______ to ______

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |_| No |X|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

State the aggregate market value of the voting stock held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within 60 days prior to the date of filing. The aggregate market value of the 800,000 shares of registrant's voting stock held by non-affiliates of the registrant was $240,000 as of May 14, 2002, based on the closing price of the registrant's common stock on the National Quotation Bureau's Pink Sheets or $0.30 per share.

The number of shares outstanding of the registrant's sole class of common stock, par value $0.01 per share, as of May 14, 2002, the latest practicable date, was 10,640,895.

                       DOCUMENTS INCORPORATED BY REFERENCE

None.

                      CELL TECH INTERNATIONAL INCORPORATED
                             FORM 10-K ANNUAL REPORT
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001
                                TABLE OF CONTENTS

CELL TECH INTERNATIONAL INCORPORATED ...............................................................    I

PART I .............................................................................................    2

    ITEM 1.  BUSINESS                                                                                   2
    ITEM 2.  PROPERTIES                                                                                20
    ITEM 3.  LEGAL PROCEEDINGS                                                                         20
    ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                                       22

PART II ............................................................................................   23

    ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS                     23
    ITEM 6.  SELECTED FINANCIAL DATA                                                                   25
    ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION      27
    ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK                                39
    ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA                                               40
    ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE      40

PART III ...........................................................................................   41

    ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT                                        41
    ITEM 11. EXECUTIVE COMPENSATION                                                                    43
    ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT                            49
    ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                                            50

PART IV ............................................................................................   51

    ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K                         51

SIGNATURES .........................................................................................   57

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

                                     PART I

ITEM 1. BUSINESS.

Overview

      We are a network marketing company and we develop and distribute a wide range of products made with Aphanizomenon flos-aquae (trade name Super Blue Green(R) Algae) ("SBGA") and other nutrients and ingredients through a network of independent distributors ("Distributors"). We currently offer twenty different products intended to appeal to health-conscious consumers. Our products are divided into five product lines including Daily Health Maintenance, Digestive Health, Defensive Health, Powdered Drinks and Snacks, and Animal and Plant Food.

      We harvest SBGA and manufacture most of our products at our modern production facilities in Klamath Falls, Oregon. We market our products through independent Distributors located in all fifty states, the District of Columbia, Guam, Puerto Rico, American Samoa, the Virgin Islands and Canada. We encourage our Distributors to recruit interested people as new Distributors for our products. These recruits are placed beneath the recruiting Distributor in the "network" and are referred to as the distributor's "downline" or "network." Distributors earn commissions on sales by their organizations as well as retail profits on the sales they generate directly. We assist Distributors in establishing their own businesses and provide support programs such as audio and videotapes for training, empowerment teams, seminars and an annual convention called the August Celebration.

      We are currently considering establishing additional channels of distribution, such as marketing to TV viewers through infomercials. On May 18, 2001, we began airing a limited number of infomercials, on a test basis, as an additional marketing and distribution method and discontinued them on July 1, 2001, until we can obtain additional financing. This additional distribution method could appear to create conflicts with our Distributors that could result in the loss of many of our Distributors, which in turn would mean a decline in our sales volume and would be detrimental to our business and result in losses from our operations; however, our tests results, and the responses that we have received from Distributors, indicate that there are no conflicts with our present distribution methods. Although we anticipate the sales from the additional channels of distribution, we cannot predict if these sales will offset any losses from our existing distribution methods.

History and Organization

      Unless otherwise specifically stated, references to "we" and "us" in this Form 10-K (the "Report") refer: (a) for periods prior to the Reorganization, to the historical operations of HumaScan and (b) for periods following the Reorganization, to the operations of Cell Tech International Incorporated, including its wholly owned subsidiaries NEC and NAC.

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

      In March 1999, we concluded a settlement agreement with Scantek that terminated the license for the technology used in the BreastAlert Device. Certain assets related to the licensed business were transferred to Scantek and additional shares of common stock were issued to Scantek and an affiliated company as consideration for release of all obligations concerning the license agreement and equipment supply agreements. We also received a cash payment from Scantek, which was applied to some of our other outstanding obligations.

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

Executive Offices

      Our principal executive offices are located at 565 Century Court, Klamath Falls, Oregon 97601; our telephone number at that address is (541) 882-5406; and our internet address is www.celltech.com.

Industry Overview

      According to Nutrition Business Journal, the global nutrition industry was a $140 billion industry in 2000, of which $50 billion related to the United States. The Nutrition Business Journal believes the nutrition industry, which includes vitamins, minerals, herbs and botanicals, sports performance, organic food, personal care and functional foods may be stabilizing; however, the Nutrition Business Journal currently predicts the industry will continue to grow between 4% to 6% annually through 2004. The Nutrition Business Journal also indicates that the total domestic retail sales of nutritional supplements - including vitamins, herbs/botanicals, sports nutrition minerals and meal supplements - during 2000 were approximately $16.7 billion. According to Packaged Facts, the nutrition industry (which includes supplements) has grown at a 15% compounded annual rate for the last four years and is expected to grow at a 13% compounded annual rate from 1998 to 2003. According to Packaged Facts, this growth stems from the passage of the Dietary Supplement and Health Education Act of 1994, a growing body of scientific research showing the benefits of vitamins, the introduction of new types of nutritional supplements, increased consumer interest in nutritional and alternative medicine and changing attitudes within the medical community. We believe, however, based on informal discussions with industry professionals and our own experience that this rate of growth will decline in 2002.

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

      The international nutritional supplement market is more fragmented than the domestic market. As a result, industry data is not readily available. However, many of the demographic and other trends and events present in the domestic market are also present in the international market.

Growth Strategy

      Public awareness of the positive effects of nutritional supplements on health has been heightened in the last several years by widely publicized reports and medical research findings indicating a correlation between the consumption of nutrients and the reduced incidence of certain diseases. The United States government and universities generally have increased sponsorship of research relating to nutritional supplements. For example, Congress has established an Office of Alternative Medicine and an Office of Dietary Supplements within the National Institutes of Health to foster research into alternative medical treatment modalities and the role of dietary supplements in maintaining health and preventing disease, respectively. However, according to a published report by Grant Ferrier, the editor and publisher of the

Nutrition Business Journal in the March 2002 issue of Functional Foods and Nutriceuticals, nutritional supplement sales have been and may continue to be affected by questions about the efficiency and safety of such supplements.

      We believe that the aging of the United States population, together with a corresponding increased focus on preventative health care measures, will continue to result in increased demand for certain nutritional supplement products despite negative publicity of the type described in the Ferrier article. According to the United States Bureau of the Census, the 35-and-older age group of consumers, which represents a large majority of the regular users of vitamin and mineral supplements, is projected to grow significantly faster than the general United States population through 2010.

      Our growth strategy is to capitalize on the increased interest in nutritional supplements described above by increasing product sales through existing distribution channels in the U.S. and Canada and expanding into new markets. In particular, we believe that we may realize our growth by achieving the following:

      o We will introduce new products complementary to our current product lines. Our product development strategy is to expand our existing product lines to complement our current products. We will rely on our own on-going research and development and results of university research on the indications on human health of SBGA consumption. We have introduced two new products, BG Bar and NaturaLight, and are actively working on introducing additional products.

      o We intend to introduce alternative distribution channels through infomercials. Our ability to establish distribution through infomercials will be dependent upon our ability to increase our working capital in order to pay for the costs associated with infomercials. Our product distribution strategy is to provide complementary marketing methods for our Distributors. On May 18, 2001 we began airing a limited number of infomercials, on a test basis, as an additional marketing and distribution method and discontinued them on July 1, 2001.

      o We have introduced a revised compensation plan and other promotion and recognition programs to provide additional incentives to our Distributors. Our ability to increase sales is significantly dependent on our ability to attract, motivate and retain Distributors. We utilize an innovative marketing program that we believe is competitive with programs offered by many other network marketing companies. This program provides financial incentives, including several forms of commission (bonus), optional Distributor training and support, no sign-up costs, inventory requirements, and low monthly purchase requirements. We intend to reach potential new Distributors through increased advertising, teleconferencing and regional sales and training meetings. Successful management of Distributors supports the marketing of products as well as the recruitment of new Distributors.

      o We intend to tackle international markets by entering into marketing distribution agreements for Europe and Asia. We believe that growth potential exists in international markets and will seek to enter into international distribution agreements.

      o We intend to engage government relations personnel to assist our international expansion. We will engage government relations personnel throughout the world who will take a systematic, proactive approach to working with government and licensing agencies in new markets to ensure that our products and distribution model are in compliance with all local laws and regulations. We will utilize outside market consultants and work with private organizations throughout the world to prepare for introducing our products in diverse markets.

      o We intend to seek to enter into agreements and joint ventures with strategic partners. We believe that opportunities exist with various strategic partners that may improve our ability to market and distribute our products, enter into new markets and provide our Distributors with new products that complement our existing product lines.

Product Overview

      Our product line consists primarily of consumable products that are targeted to those consumers with an interest in natural alternatives for health and nutrition. In developing our product line, we have emphasized quality, purity, potency, and safety. We offer a line of approximately twenty products that can be divided into five categories, including Daily Health Maintenance, Digestive Health, Defensive Health, Powdered Drinks and Snacks, and Animal and Plant Food, as further described below the chart.

      The following chart lists our products and the categories targeted by each, as of April 30, 2002:

--------------------------------------------------------------------------------------------------------------------
                                            Daily Health    Digestive     Defensive    Powered Drinks     Animal and
                                            Maintenance       Health        Health       and Snacks       Plant Food
--------------------------------------------------------------------------------------------------------------------
Super Blue Green(R) Alpha Sun(R)                 X                            X
--------------------------------------------------------------------------------------------------------------------
Super Blue Green(R) Omega Sun(R)                 X                            X
--------------------------------------------------------------------------------------------------------------------
Acidolphilus                                                    X
--------------------------------------------------------------------------------------------------------------------
Bifudus                                                         X
--------------------------------------------------------------------------------------------------------------------
Spectrabiotic(R)                                                X
--------------------------------------------------------------------------------------------------------------------
Internal Cleansing System                                       X
--------------------------------------------------------------------------------------------------------------------
Super Blue Green(R) Enzyme                                      X
--------------------------------------------------------------------------------------------------------------------
SBG Anytime                                     X               X             X
--------------------------------------------------------------------------------------------------------------------
Super Q10                                       X               X             X
--------------------------------------------------------------------------------------------------------------------
Super Sprouts & Algae                                           X             X
--------------------------------------------------------------------------------------------------------------------
Alpha Gold Promoting Physical Well-being        X                             X
--------------------------------------------------------------------------------------------------------------------
Omega Gold Enhancing Mental Well-being          X                             X
--------------------------------------------------------------------------------------------------------------------
Super Sun Smoothies                                                                           X
--------------------------------------------------------------------------------------------------------------------
Mazama Mix                                                                                    X
--------------------------------------------------------------------------------------------------------------------
Cell Tech Essentials                            X               X             X
--------------------------------------------------------------------------------------------------------------------
Super Blue Green(R) Animal Food                                                                                X
--------------------------------------------------------------------------------------------------------------------
NaturaLight                                     X
--------------------------------------------------------------------------------------------------------------------
BG Bar                                          X               X             X               X
--------------------------------------------------------------------------------------------------------------------
PLANeT Food(R)                                                                                                 X
--------------------------------------------------------------------------------------------------------------------
Animal Algae                                                                                                   X
--------------------------------------------------------------------------------------------------------------------

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

      o Cell Tech Essentials. Cell Tech Essentials, named for our most essential products, is a repackaging of them. It attains a new level of convenience and effectiveness and, at $40.00 per bag, a new level of value. Each bag contains 30 packets and each packet contains the following capsules: one Alpha Sun(R), one Omega Sun(R), one Acidophilus, one Bifidus, and two Enzymes.

      o NaturaLight. NaturaLight is a herbal supplement designed to work with the metabolism to help users reach their weight loss goals. Formulated with enzymes, botanicals, and other complementary ingredients, this product works with user's metabolisms to help them reach their weight loss goals. We believe that this herbal supplement can be used exclusively, or used in concert with any other weight loss program. We believe that, combined with proper diet and exercise, NaturaLight can help reduce cravings, increase energy, and improve mental clarity and attitude. The goal of this new product is to help the body reduce fat and lose weight while maintaining lean muscle mass. It is available in capsules.

      o BG Bar. BG Bar is a food bar made with quality organic ingredients, fortified with sprouted grains, greens, and Super Blue Green Algae(R). It has an almond butter texture with minced almonds on top. We believe that consumers will find it attractive and a useful source of nutrition. Each bar weighs 56 grams.

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

      o Super Blue Green(R) Enzymes. Our Super Blue Green(R) Enzymes contains a full range of food enzymes to help break down all types of foods, including fats, carbohydrates, protein and fiber. Super Blue Green(R) Enzymes is micro blended with 25 milligrams of Alpha Sun(R), adding specific vitamins and minerals many enzymes need for optimum functioning.

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

Powdered Drinks and Snacks

      o Super Sun Smoothies. Super Sun Smoothies are all-vegetable powder shake mixes. We make Super Sun Smoothies with premium ingredients that are dairy free and contain no preservatives, yeast artificial flavorings or colorings. They also provide the "superfood" benefits of 500 milligrams of Super Blue Green(R) Alpha Sun(R) and 500 milligrams of Omega Sun(R) Algae blended into every scoop.

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

      The Food and Drug Administration has not evaluated these statements. These products are not intended to diagnose, treat, cure, or prevent any disease.

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

      Each Distributor has the opportunity to sponsor additional Distributors, which can enhance the original Distributor's income, as described below. Each new Distributor that is sponsored, as well as his or her own "downline" groups, becomes a member of the Distributor's network or "downline."

Commission System

      We currently offer two categories of membership. The first category is called a "Distributor" and the other is called a "Preferred Customer." Distributors are interested in receiving commissions for their own purchases as well as for purchases made by members enrolled in their "downline." A Preferred Customer ("PC") is a customer who is interested in consuming our products, but is not interested in the business opportunity we offer to our

Distributors. Many PCs eventually become Distributors. Both categories of membership purchase our products at wholesale prices.

      Distributors are compensated through a Distributor commission system that encourages both retail selling and sales organization management. Distributors may derive income from several sources. First, Distributors may receive revenues by purchasing our products at wholesale prices and selling them to customers at retail prices. Second, Distributors earn the right to receive bonuses (commissions) based upon purchases by members of their "downline" or sales marketing organization. Each new Distributor that a Distributor sponsors becomes a member of his selling organization or "downline." The Distributors that a Distributor directly sponsors are referred to as his "first generation" or "first level."

      In January 2001, we revised our commission system to better suit our long-term growth objectives of attracting new Distributors and appropriately rewarding the Distributors that work to increase their business with us. Our goal was to redistribute our commission expense to those Distributors who demonstrate to us that they are actively contributing to our growth. While we believe that we have designed a commission system that is suited to achieve these goals, our overall commission expense increased as a result of the revised plan. Therefore, we have revised our commission system to continue to meet our growth objectives while reducing our overall commission expense. The changes to our system, which will take effect in June 2002, are as follows:

      o The Personal Volume percentage paid to Members will be reduced to 5% from 10%. This change will not affect titles above Member. Once a Member reaches the title of Representative, the commission on Personal Volume will be 15% and 5% on any volume of Members in the Representative's network.

      o Generation 4, 5, and 6 payout percentages will be reduced to 3%, 2%, and 1% from 4%, 3%, and 2%, respectively. The titles of Amethyst, Ruby and Sapphire will not be affected by this change.

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

      To become a Distributor, a person must simply sign an agreement to comply with our policies and procedures. No investment is necessary to become a Distributor. We consider, as of March 31, 2002, approximately 46,000 of our Distributors to be "active," that is, an individual Distributor who has ordered at least $50 of our products during the preceding six-month period.

Training

      We support opportunity meetings in various key cities and participate in motivational and training events in various market areas, designed to inform prospective and existing Distributors about our product line and selling techniques. Distributors give presentations relating to their experiences with our products and the methods by which they have developed their own organization of Distributors. Motivation is offered to participants in the form of recognition, promotions, excursions and tours, which are intended to foster an atmosphere of excitement throughout the Distributor organization. Prospective Distributors are educated about the structure, dynamics and benefits of our network marketing system.

      We continually develop marketing strategies and programs to motivate Distributors. These programs are designed to increase Distributors' monthly product sales and the recruiting of new Distributors.

Distributor Support

      As part of our program to maintain constant communication with our Distributor network, we offer the following support programs to our
Distributors:

      o Associations/Teams/Advisory Board. Several associations and teams support Distributors' efforts, including the Leadership Alliance, an association of those

            Distributors having reached the top levels of our Marketing Plan, which was formed in order to allow interaction among the Network's "top level" group for discussion of business issues, development of solutions and methods to improve the sales success and growth of downlines and the Network as a whole. In addition, the Field Advisory Board is an advisory team representing the entire field organization and brings issues, recommendations, and other ideas to us for discussion. The Field Advisory Board participates in bi-monthly teleconferences with our marketing and operations executives.

      o August Celebration. For the past thirteen years, we have sponsored and held the August Celebration, which is our annual convention.

      o Ordering Support. We offer a variety of methods to order product and support materials, including toll-free telephone operator access, "Order Express" (a toll-free automated telephone system that Distributors can call 24 hours a day to place orders or to access their records), and our website at http://www.celltech.com.

      o Information Support. Distributors may learn more about our products, our history, distributor organization building, management techniques and related matters through our website. In addition, we produce color catalogues and brochures for our Distributors and produce a monthly publication called "Networker's Edge" focused on business building. We also maintain our ATG Technologies Voice Mail System, which includes options for broadcasting messages to our Distributors via temporary, permanent and super groups. A direct access telephone line allows Distributors to access our most recent announcements sent through the ATG Technologies System to our Network. Finally, a 24-hour toll-free "Fax-on-Demand" system provides Distributors with news bulletins, product literature and articles of interest via facsimile.

Research and Development

      We spent approximately $190,884 on research and development in 2001, $456,098 in 2000 and $1,453,371 in 1999. We continually seek to identify, develop and introduce innovative, effective and safe products. Twelve products have been introduced since 1997. Management believes that our ability to introduce new products increases our Distributors' product visibility and competitiveness in the marketplace. We also continuously evaluate "existing" products for viability and it is our policy to discontinue products that are not selling satisfactorily.

      New product ideas are derived from a number of sources, including trade publications, scientific and health journals, management, independent consultants, and our sponsored university research projects. We maintain our own quality assurance/quality control staff, consisting of two full time employees as of March 31, 2002 and December 31, 2001, but rely upon independent research, consultants and others for ingredient research, development and formulation services. When we identify a new product concept or when an existing product must be reformulated for introduction into a new or existing market, the new product concept or reformulation is generally submitted to our suppliers for technological development and implementation. In addition, prior to introducing products into our markets, our scientific consultants, legal counsel and other representatives investigate product formulation matters as they relate to regulatory compliance and other issues.

      In 2001, we began formulating and testing two new products, NaturaLight and the BG Bar, designed to compliment our existing product line and began selling them to our Distributors in February 2002 and March 2002, respectively.

      NaturaLight. NaturaLight is an herbal supplement designed to work with the metabolism to help users reach their weight loss goals. We formulate it with enzymes, botanicals, and other complementary ingredients and we believe that it works with a user's metabolism to assist them achieve their weight loss goals. We believe that a consumer can use this herbal supplement exclusively, or used in combination with any other weight loss program. Combined with proper diet and exercise, NaturaLight can help reduce cravings, increase energy, and improve mental clarity and attitude. The goal of this new product is to help the body reduce fat and lose weight while maintaining lean muscle mass and is available in capsules.

      BG Bar. BG Bar is a food bar made with quality organic ingredients, fortified with sprouted grains, greens, and Super Blue Green Algae(R). It has an almond butter texture with minced almonds on top. We believe that consumers will find it attractive and a useful source of nutrition. Each bar weighs 56 grams.

      We are currently considering some additional products including new antioxidant, weight management, and energy products. In addition to the introduction of single products, we are also focusing on promoting groups of products to be taken in conjunction with each other to address the specific needs an individual may have (such as weight loss, stress or daily wellness).

Product Warranties and Returns

      Our product warranties and policy regarding returns of products are similar to those of other companies in our industry. Any consumer, who is not satisfied with any of our products, may return it to the Distributor from whom they purchased it from within 90 days of their purchase. The Distributor is required to refund the purchase price to the consumer. The Distributor may then return the unused portion of the product to us for an exchange of equal value. If a Distributor requests a refund in lieu of an exchange, we will issue a check or credit the appropriate amount to the Distributor's credit card.

      We warrant all of our products against defect.

Raw Materials and Suppliers

      Our primary raw material is Aphanizomenon flos-aquae, which we harvest from Upper Klamath Lake using what we believe is modern technology. Upper Klamath Lake produces approximately 200 million pounds of SBGA each year. When we need to harvest, we typically harvest algae once or twice a year, timing our harvests to coincide with the greatest density of algae.

      In 2001, for the first time ever, we began harvesting on Upper Klamath Lake by the use of an on-lake harvester. As a result of this additional method of harvesting, we can gather Aphanizomenon flos-aquae directly from the Lake as well as from the "A" and "C" canals.

      This diversification in our harvesting techniques has made harvesting possible in a drought year when the availability of water in the canals was nonexistent or questionable, because of the nationally reported water crisis in the Klamath Basin. As a result of this crisis, the water supply to the irrigation canals was entirely cut off in the summer of 2001. Subsequent to our harvest in 2001, the water flow to the canals has been temporarily restored, however it is impossible to predict the quantity or availability of water to the canals. We believe that harvesting directly from Upper Klamath Lake with the use of the harvesters is both cost-effective and provides us with excellent yields, utilizing the new harvester that we conceived, designed and built. We have applied for a design patent on our harvester as we believe that the technology utilized with this new harvest system is effective, special and unique.

Processing of SBGA is a complex process including the following:

      o Pre-Screening. We filter fresh algae out of the water with fine mesh screens.

      o Primary Separation. Primary separators remove everything suspended in the lake water, which concentrates the algae by removing virtually all extracellular water.

      o Freezing. We quickly freeze the algae, converting it into slabs at a temperature of -30(degree)Fahrenheit.

      o Nutri-Lock Freeze-Drying System. We gently remove all cellular water in a low temperature vacuum environment, converting the algae into a dry, stable medium that retains vital nutrients.

      o Powdering and Bottling. We sift and grind the algae to a fine powder, which can be encapsulated or tabletized and sealed to retain freshness and viability.

      In years when there has been no harvest, we rely on our freeze-dried and frozen inventory of SBGA. As of December 31, 2001, we had 994,369 pounds of frozen algae inventory for use in capsules and tablets and 1,637,534 pounds of frozen algae for use with vendor products. We had not harvested algae since 1998 due to excess inventory in relation to sales; however, in July 2001, we commenced harvesting SBGA and in 2002 we plan to acquire additional harvesters to increase our harvesting capacity for 2002. We believe that our present rate of inventory consumption only partially reflects the demand that we anticipate as we implement our growth strategy. Although the availability of new algae that we may harvest from Upper Klamath Lake may change from year to year, we believe that our existing inventory is adequate for several years.

      We believe that Upper Klamath Lake will provide sufficient SBGA for our foreseeable needs. However, from time to time a toxic species of algae called Microcystis aeruginosa blooms in Upper Klamath Lake and contaminates a portion of our harvest of SBGA with microcystin, a toxin. We have worked with state and federal agencies to establish prudent safety precautions, and test each batch of algae we harvest for microcystin levels before releasing it for production. In July 2001, we began our harvest by utilizing a vessel we designed and built, that will gather the algae directly from the water on Upper Klamath Lake. We believe that utilizing this method for 2001 will help us to minimize the amount of Microcystis aeruginosa in the harvested material, thus increasing the total amount of algae that we can release for production. Our experts have informed us that the nutritional quality of our algae does not change significantly as a result of our harvesting and storage methods.

      In addition to the encapsulating and bottling performed in-house, we also purchase vitamins, nutritional supplements and other products and ingredients from parties that manufacture such products to our specifications and standards. During 2001, 2000 and 1999, one vendor supplied approximately 55%, 27% and 23%, respectively, of the products that we purchased. This vendor was our source of enzymes and probiotics. We place significant emphasis on quality control. All nutritional supplements, raw materials and finished products are subject to sample testing, weight testing and purity testing by independent laboratories. We have written agreements with most of our suppliers and we intend to implement written agreements with our remaining suppliers in the near future. In the event of loss of any of our sources of supply, we believe that suitable replacement sources of similar products and product ingredients exist and are available to us.

Trademarks and Service Marks

      Most products are packaged under our "private label." At December 31, 2001, we have six trademarks registered with the United States Patent and Trademark Office and one trademark application pending, and three trademarks registered and one application pending with the Canadian Intellectual Property Office of Trade Marks. In addition, we have registered trademarks in eleven foreign countries (and one application pending in a twelfth) for the mark "Planet Food." While we believe customer identification with our name and brand is important, we feel that our primary competitive edge arises from our Distributor network and our strategic location which allows us to process algae immediately after its harvest, and not from any proprietary technology.

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

      In addition, nutritional supplements can be purchased in a wide variety of distribution channels. While we believe that many consumers appreciate the convenience of ordering products from home through a sales person, the buying habits of many consumers accustomed to purchasing products through traditional retail channels are difficult to change. We offered our products, on a limited test basis, via infomercials in May 2001 and suspended them in July 2001 due to a lack of financial resources. We intend to resume airing infomercials when we have adequate financial resources. Our product offerings in each product category are also relatively small compared to the wide variety of products offered by many other nutritional product companies.

      We compete with other companies for the supply of Upper Klamath Lake algae. However, we are the largest harvester and the only one with access to the "A" Canal, which along with the Link River, is the only outlet for Upper Klamath Lake. We also have access to Upper Klamath Lake that is in close proximity to our freezer facility.

      We also compete in the nutritional supplements market and for new Distributors with other retail, multi-level marketing and direct selling companies in the nutritional supplements industry by emphasizing the proprietary nature, value, and the quality of our products and the convenience of our distribution system. We also compete with other direct selling organizations, many of which have longer operating histories and greater name recognition and financial resources than us. They include Amway Corporation, Nu Skin Enterprises, Inc., Body Wise International, Inc., Herbalife International, Inc., Mannatech Incorporated, Rexall Showcase International, and Forever Living Products, Inc. We compete for new Distributors on the basis of our compensation plan and our proprietary and quality products. We believe that many more direct selling organizations will enter the market place as this channel of distribution expands over the next several years. We also compete for the commitment of our Distributors. Given that the pool of individuals interested in direct selling tends to be limited in each market, the potential pool of Distributors for our products is reduced to the extent other network marketing companies successfully recruit these individuals into their businesses.

Government Regulation

General

      We are subject to laws, governmental regulations, administrative determinations, and court decisions on the federal, state, and local levels. These regulations pertain to a variety of issues related to us. First, they pertain to the formulation, manufacturing, packaging, labeling, distribution, importation, sale and storage of our products and taxation of our Distributors, which in some instances may impose an obligation on us to collect the taxes and maintain appropriate records. Second, the regulations pertain to product claims and advertising, both by us and by our Distributors, for whom we are responsible. Finally, certain regulations pertain to our network marketing system.

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

      In January 2000, the FDA published a final rule that defines the types of statements that can be made concerning the effect of a dietary supplement on the structure or function of the body pursuant to the DSHEA. Under the DSHEA, dietary supplement labeling may bear "structure/function" claims, which are claims that the products affect the structure or function of the body, without prior FDA review. They may not, without prior FDA review, bear a claim that they can prevent, treat, cure, mitigate or diagnose disease (a disease claim). The new final rule describes how the FDA will distinguish disease claims from structure/function claims. In February 2001, the FDA issued a notice requesting comments on the types of information that should be included in a guidance on applying the regulations on statements made for dietary supplements concerning the effect of a dietary supplement on the structure or function of the body. No guidance document has been issued to date, and the Company has continued its ongoing efforts to ensure that its dietary supplement product labeling complies with the requirements of the "Structure/Function" final rule, which became effective in February of 2000.

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

      On October 23, 1997, the Oregon Department of Agriculture issued an Administrative Rule on the sale of blue-green algae, which stated, "the agency has decided to adopt the 1 microgram per gram (1 ppm) level of microcystin in blue-green algae." This ruling may have an impact on our ability to process and distribute the raw algae harvested and finished goods produced. Such ruling may also decrease the amount of salable inventory and may, therefore, have an adverse impact on our ability to realize the carrying value of our inventories. We have recognized that an impairment of our inventory may exist and therefore have recorded our best estimate of the effect by establishing a reserve for $900,000 at December 31, 2001, for the possible effects of inventories, which may become unsaleable under this Rule. The Oregon Department of Agriculture has taken no regulatory actions against our products under this Rule to date.

Foreign Markets

      In 1999 Health Canada issued a warning about the safety of blue green algae products due to concerns about microcystin. While we believe our products are safe and comply with Canadian rules, the adverse publicity from the Health Canada warning adversely affected our sales in Canada. Such warning may occur in the future and could have an adverse affect on our business.

      In Canada, both national and provincial law regulates our network marketing system. Under Canada's Federal Competition Act, we must make sure that any representations relating to Distributor compensation made to prospective distributors constitute fair, reasonable and timely disclosure and that it meets other legal requirements of the Federal Competition Act. Our revised compensation plan is being reviewed and we will submit it to the appropriate Canadian authorities. All Canadian provinces and territories, other than Ontario have legislation requiring that we register or become licensed as a direct seller within that province. Licensing is designed to maintain the standards of the direct selling industry and to protect the consumer. Some provinces require that both our Distributors and we be licensed. We are in the process of obtaining all of the required provincial or territorial direct sellers' licenses.

      In April 2002, our insurance broker informed us that our insurance carrier had issued a 30-day notice of cancellation with respect to various surety bonds including a bond with Revenue Canada that we are required to have relating to the gross sales tax on our products and our status as a non-resident. We are attempting to find another carrier to issue a policy to us. In the event that we are unable to successfully obtain a new surety bond for the sale of our products in Canada, we will be required to post sufficient collateral directly with Revenue Canada in order to be able to continue to sell our products in Canada.

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

      Through our manuals, seminars and other training materials and programs, we attempt to educate our Distributors as to the scope of permissible and impermissible activities in each market. We also investigate allegations of Distributor misconduct. However, our Distributors generally are independent contractors, and we are unable to monitor directly all of their activities. As a consequence, we cannot be sure that our Distributors comply with applicable regulations. Misconduct by Distributors in the past has had, and could again have, a material adverse effect on us in a particular market or in general.

      We are unable to predict the nature of any future laws, regulations, interpretations or applications, nor can we predict what effect additional governmental regulations or administrative orders, when and if promulgated, would have on our business in the future. They could, however, require: (1) the reformulation of some products not able to be reformulated; (2) imposition of additional record keeping requirements; (3) expanded documentation of the properties of some products; (4) expanded or different labeling; and (5) additional scientific substantiation regarding product ingredients, safety or usefulness.

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

Employees

      At March 31, 2002, we employed approximately 87 persons, of which 9 were part-time. These numbers do not include our Distributors, who are generally independent contractors rather than our employees. None of our employees are represented by a labor union and we have never experienced any business interruption as a result of any labor disputes. We believe that our relationship with our employees is good.

Industry Segments and Export Sales

      We have no assets outside of the United States. Our business consists of one industry segment and is grouped into two geographic areas: United States and Canada. The following table (dollars in thousands), summarizes the product sales revenues from customers in each of the two geographic regions:

(Dollars in Thousands)              2001                   2000                  1999
                                    ----                   ----                  ----
United States               $28,310      94.3%     $36,796      94.4%     $51,385      94.7%
Canada                      $ 1,702       5.7%     $ 2,181       5.6%     $ 3,103       5.7%
                            -------     -----      -------     -----      -------     -----
Total                       $30,012     100.0%     $38,977     100.0%     $54,488     100.0%
                            =======     =====      =======     =====      =======     =====

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

      We believe that the above-described properties will provide sufficient space to meet our currently planned future needs and that comparable space is readily available to meet any unforeseen circumstances.

ITEM 3. LEGAL PROCEEDINGS.

      In 1996, we entered into a five-year contract with Oregon Freeze Dry, Inc., one of our vendors to deliver 600,000 wet pounds of algae per month for processing for a five-year period. The minimum monthly volume level increased in September 1996 to 1,000,000 wet pounds of algae. On or about February 6, 1998, the vendor filed a complaint against us. The complaint alleges that we wrongfully terminated a contract requiring us to provide to the vendor not less than a contractually agreed amount of raw product for processing every month, or pay a penalty based on the shortfall until there was a validly terminated contract. In its amended complaint, the vendor is seeking $780,930 in damages as of February 1998, plus additional damages that allegedly are continuing to accrue, plus prejudgment interest and prevailing party attorney fees as provided by the contract. We counter-claimed for breach of contract, alleging liquidated damages due, overcharges, and failure to deliver product, consequential damage for failure to utilize quality control methods required by the contract, prejudgment interest and attorney fees. During the year ended December 31, 2001, the parties negotiated a settlement agreement in which the parties have agreed to dismiss the lawsuit and counter-claim and to enter into a new agreement for the processing of algae for a five-year period. The parties have also agreed that we will pay $1,656,000 (included in accounts payable at December 31, 2001) to the vendor, of which we will pay $1 million in cash and $656,000 in the form of a promissory note payable to the vendor with interest at 10.5% per annum. As of December 31, 2001, we have not signed the processing and settlement agreements. The parties expect to execute the agreements upon our receipt of financing. Subsequent to December 31, 2001, the parties have reached an interim arrangement whereby we will pay $0.15 per pound processed by the vendor until the parties finalize a formal agreement.

      On May 13, 1998, Steven Oberski, Jane Bean (Oberski's spouse) and Laurel Boyajian, filed a claim against our Company in Superior Court in the Commonwealth of Massachusetts alleging, among other things, that we breached the terms of our Distributor agreement with them by transferring the income benefits associated with them to another Distributor and they are seeking monetary damages of approximately $750,000. Although we have repeatedly offered to settle this matter, Oberski, et. al. has insisted in proceeding forward with the case. The case came to trial by jury on September 10, 2001 and on September 15, 2001, although the court found that we did not engage in unfair or deceptive practices, the jury issued a verdict in favor of Steven Oberski and Jane Bean in the amount of $1,500 and a verdict in favor of Laurel Boyajian in the amount of $1,300 and we have paid the $2,800 judgment.

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

      On January 28, 2002, we terminated our lease between NAC and Klamath Cold Storage, Inc. ("KCS"), a corporation owned by our principal shareholders, Daryl Kollman and Marta Kollman. On February 19, 2002, Daryl Kollman, on behalf of himself and as an officer of KCS, filed two separate Notice of Claim of Lien upon Chattels (the "Possessory Liens") against us and our wholly owned subsidiary, NAC and/or NEC, in the County of Klamath, State of Oregon, claiming a lien upon us and our wholly owned subsidiaries by alleging among other things, that we owe him and Marta Kollman approximately $508,246 in past due rent and that we owe KCS approximately $576,232 in past due rent for our use of certain real property owned by him and Marta Kollman, our President and Chief Executive Officer, and KCS. Through the Possessory Liens, Daryl Kollman is claiming that we are not entitled to remove any of our property from the premises and that the properties will be subject to foreclosure proceedings. We do not believe that Daryl Kollman will prevail in this matter and we have retained legal counsel to represent us.

      On March 27, 2002, the Nature Conservancy, a nonprofit corporation (the "Conservancy"), filed an action against us in the Circuit Court of the State of Oregon, for the County of Klamath, alleging among other things, that our wholly owned subsidiary The New Earth Company ("NAC") has failed to pay the annual payment due on a promissory note (the "Note") executed and delivered to the Conservancy and that NAC's failure to make the payment constitutes a default under certain provisions of the Note and a trust deed (the "Trust Deed") to secure payment under the Note. The Conservancy is seeking $375,000 in principal due under the Note plus interest from the date of default in addition to certain leasehold rights that the Trust Deed grants to it. The Conservancy is also seeking injunctive relief to recover rent payments from any sublessees. We have retained legal counsel to represent us in this matter. We have previously recorded the net present value of the Note, which has a balance of $313,790 and is included in the current portion of long-term debt, in our consolidated balance sheet at December 31, 2001.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      None.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Price Range of Common Stock

      On August 14, 1996, HumaScan completed its initial public offering and our common stock began trading on the NASDAQ Small Cap Market under the symbol "HMSC." Prior to the IPO there was no established public trading market for our common stock. On March 4, 1999, our common stock was delisted from the NASDAQ Small Cap Market and commenced trading on the OTC Bulletin Board. On August 10, 1999, as part of the Reorganization, we executed a 1 for 10.8520933 reverse stock split and changed our name to Cell Tech International Incorporated, trading symbol "EFLI." On July 24, 2000, trading in our common stock on the OTC Bulletin Board was suspended due to the fact that our 1934 Act filings were past due and our common stock was subsequently quoted on the National Quotation Bureau's Pink Sheets. The following table lists the bid prices at the end of each period obtained from the National Quotation Bureau's Pink Sheet service and is adjusted for subsequent stock dividends and stock splits. Prices do not include retail mark-ups, mark-downs or commissions and may not represent actual transactions. Trading in our common stock is limited and sporadic and such quotations should not of themselves be deemed to constitute an established public trading market.

                                           High Bid Price for  Low Bid Price for
                                                Period ($)        Period ($)
                                           -------------------------------------

2001

First Quarter ........................             .30                .13
Second Quarter .......................             .65                .14
Third Quarter ........................             .68                .20
Fourth Quarter .......................             .52                .14
                                           -------------------------------------

2000

First Quarter ........................            2.25               1.03
Second Quarter .......................            1.40                .25
Third Quarter ........................             .56                .37
Fourth Quarter .......................            1.25                .15

      At April 30, 2002, 10,640,895 shares of our common stock were issued and outstanding and were held by approximately 126 stockholders of record.

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

Recent Sales of Unregistered Securities

      On October 19, 1999, we sold 1,157,895 shares of our common stock and warrants to purchase 1,157,895 shares of our common stock (collectively, the "Purchased Securities") in a private placement to Zubair Kazi ("Kazi") for $1,515,625, net of fundraising costs of $134,375. In connection with this transaction, we also issued warrants to purchase 150,000 and 100,000 shares of our common stock to Pacific Basin Capital and Richard Wade, respectively. Each warrant has a 5-year term and an exercise price of $1.425 per share. We also issued 50,000 shares of our common stock, at fair market value that amounted to $134,375, to Pacific Basin Capital for its services. The transaction above involved an investment by one person who is an accredited investor, as that term is used in Regulation D, and did not involve a general solicitation. The above transaction was effected pursuant to Section 4(2) of the Securities Act of 1933.

We are obligated to issue to Kazi additional Purchased Securities, as penalties and interest, for any delay in filing our next registration statement beyond 120 days after October 19, 1999. As of April 30, 2002, we have not filed our next registration statement and Kazi is entitled to an additional 1,606,117 Purchased Securities as of December 31, 2001. As of April 30, 2002, we have not yet issued to Kazi any of these additional Purchased Securities but have accrued the liability to their issuance in our financial statements. We described in detail, in our Annual Report on Form 10K for the fiscal years ended December 31, 1998, 1999 and 2000, which we incorporated herein by reference, the reset provisions relating to the Purchased Securities.

ITEM 6. SELECTED FINANCIAL DATA.

      The selected financial data as of and for the five years ended December 31, 2001 have been derived from our audited consolidated financial statements and related notes. The selected financial and operating data should be read in conjunction with Management's Discussion and Analysis of Results of Operations and Financial Condition and the consolidated financial statements and related notes.

                                                                          Years ended December 31,

                                                2001              2000             1999                1998           1997
                                                ----              ----             ----                ----           ----
($ in thousands, except per share data)

RESULTS OF OPERATIONS

Revenue                                     $     30,012      $     38,977      $    54,488         $   74,071     $  124,788

Gross Profit                                      20,488            27,488           39,739             54,581        102,591

Gross Profit after Commissions                     6,146             9,855           15,306             21,026         42,314

Operating Income (Loss) from Operations           (5,000)           (2,436)          (4,439)             1,670         15,837

Net Income (Loss) before Taxes                    (5,015)           (2,784)          (4,141)             2,296         17,253

Net Income (Loss)                                 (5,015)           (2,784)          (4,141)             2,296         17,253

Net Income (Loss) per common share

   Basic                                           (0.47)            (0.26)           (0.45)              0.26           1.99

   Diluted                                         (0.47)            (0.26)           (0.45)              0.26           1.99

Weighted Average Shares Outstanding

   Basic                                      10,640,895        10,640,895        9,280,431          8,683,000      8,683,000

   Diluted                                    10,640,895        10,640,895        9,280,431          8,683,000      8,683,000

   Cash dividend per common share                   0.00              0.00             0.82(1)            0.00           0.00

SELECTED BALANCE SHEET DATA

Cash & Cash Equivalents                               --                --               --              1,502             --

Current Assets                                     2,788             3,881            5,505             19,961         20,032

Total Assets                                      19,975            27,250           41,099             46,224         47,925

Current Liabilities                                9,225            11,223            8,577             12,526         21,653

Total Liabilities                                  9,225            11,485           14,266              9,376         14,007

Shareholders' Equity                              10,750            15,765           18,549             31,723         32,217

(1) In 1999, before the Reorganization, we paid a previously declared dividend of $7.6 million to the Kollmans. See "Dividends."

Our Quarterly Data:

      The following table sets forth our unaudited consolidated quarterly statement of income data for the periods indicated. In our opinion, this information has been prepared on the same basis as our audited Consolidated Financial Statements set forth in this report and includes all necessary adjustments, consisting only of normal recurring adjustments that are considered necessary to present fairly this information in accordance with generally accepted accounting principles. You should read this information in conjunction with the Consolidated Financial Statements and related Notes in Item 14 of this report, beginning on page F-1. Our consolidated operating results for any one quarter are not necessarily indicative of results for any future period.

                         2001                   First            Second            Third             Fourth
                         ----                   -----            ------            -----             ------
($ in thousands, except per share data)

RESULTS OF OPERATIONS

Revenue                                     $      8,062      $      7,603      $      7,279      $      7,068

Operating Loss                                      (935)             (707)             (438)           (2,920)

Net Loss                                          (1,048)             (748)             (423)           (2,794)

Net Loss per common share

   Basic and Diluted                               (0.10)            (0.07)            (0.03)            (0.27)

Weighted Average Shares Outstanding

   Basic and Diluted                          10,640,895        10,640,895        10,640,895        10,640,895

                         2000                   First            Second            Third             Fourth
                         ----                   -----            ------            -----             ------
($ in thousands, except per share data)

RESULTS OF OPERATIONS

Revenue                                     $     11,136      $      9,971      $      9,166      $      8.704

Operating Loss                                      (287)             (832)             (487)             (830)

Net Loss                                            (314)             (802)             (630)           (1,038)

Net Loss per common share

   Basic and Diluted                               (0.03)            (0.08)            (0.06)            (0.09)

Weighted Average Shares Outstanding

   Basic and Diluted                          10,640,895        10,640,895        10,640,895        10,640,895

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

Critical Accounting Policies

      We have identified the policies below as critical to our business operations and the understanding of our results of operations. The impact and any associated risks related to these policies on our business operations is discussed throughout management's Discussion and Analysis of Financial Condition and Results of Operations where such policies affect our reported and expected financial results. For a detailed discussion on the application of these and other accounting policies, see Note 1 in the Notes to the Consolidated Financial Statements in Item 14 of this Annual Report on Form 10-K, beginning on page 62. Note that our preparation of this Annual Report on Form 10-K requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements, and the reported amounts of revenue and expenses during the reporting period. There can be no assurance that actual results will not differ from those estimates.

Impairments of Long-Lived Assets

      We record impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount of those items. Our cash flow estimates are based on historical results adjusted to reflect our best estimate of future market and operating conditions. The net carrying value of assets not recoverable is reduced to fair value. Our estimates of fair value represent our best estimate based on industry trends and reference to market rates and transactions.

Inventory

      We value our inventory at the lower of the actual cost to purchase and/or manufacture the inventory or the current estimated market value of the inventory. We regularly review inventory quantities on hand and record a provision for excess and obsolete inventory based primarily on our estimated forecast of product demand and production requirements for the future.

      Additionally, our estimates of future product demand may prove to be inaccurate, in which case we may have understated or overstated the provision required for excess and obsolete inventory. In the future, if our inventory is determined to be overvalued, we would be required to recognize such costs in our cost of goods sold at the time of such determination. Likewise, if our inventory is determined to be undervalued, we may have over-reported our costs of goods sold in previous periods and would be required to recognize such additional operating income at the time of sale.

      Although we make every effort to ensure the accuracy of our forecasts of future product demand, any significant unanticipated changes in demand or technological developments could have a significant impact on the value of our inventory and our reported operating results. We have experienced, and may continue to experience, significant fluctuations in sales and operating results from quarter to quarter.

Contingencies

      We determine whether to disclose and accrue for loss contingencies based on an assessment of whether the risk of loss is remote, reasonably possible or probable and where reasonable estimates can be made of the amount of potential loss, of the materiality of the loss contingency, in accordance with Statement of Financial Accounting Standards No. 5 ("SFAS 5"), "Accounting for Contingencies." Our assessment is developed in consultation with outside advisors and is based on an analysis of possible outcomes under various strategies. Loss contingency assumptions involve judgments that are inherently subjective and frequently involve matters that are in litigation, which by its nature is unpredictable. We believe that our loss contingency assumptions are sound, but because of the subjectivity involved and the unpredictable nature of the subject matter at issue, our assumptions may prove to be incorrect, which could materially impact our consolidated financial statements in future periods.

General

      We are a network marketing company and we develop and distribute a wide range of products made with Aphanizomenon flos-aquae (trade name Super Blue Green(R) Algae) ("SBGA") and other nutrients and ingredients through a network of independent distributors ("Distributors"). We currently offer twenty different products intended to appeal to health-conscious consumers. Our products are divided into five product lines including Daily Health Maintenance, Digestive Health, Defensive Health, Powdered Drinks and Snacks, and Animal and Plant Food.

Results of Operations

      Our results of operations for the periods described below are not necessarily indicative of results of operations for future periods, which depend upon numerous factors including our ability to attract and retain new Distributors, enter new markets and to introduce additional and new products into our markets.

Fiscal 2001 Compared to Fiscal 2000

      Net sales for the year ended December 31, 2001 were $30,012,076, a decrease of 23.0% from net sales of $38,976,663 for the year ended December 31, 2000. The decrease in sales is directly related to a decrease in orders for the same period with a decrease in the average order size to $116 from $124 over the same period. The average number of distributors in 2001 decreased to an average of 52,948 in 2001, which was 13% lower than the average of 60,899 distributors in 2000. Sales of our food supplement products are made through a multi-level marketing network of distributors, so sales are positively linked with the number of distributors.

      Gross profit represents net sales less the cost of goods sold, which includes the cost of harvesting blue-green algae from Klamath Lake, the cost of other materials, direct labor expenses, an allocation of overhead costs, amortization, and depreciation. Gross profit decreased to 68% from 71% of net sales between the years ended December 31, 2001 and 2000, respectively. The decrease in the gross profit margin is due to spreading out the fixed cost component of cost of goods sold over a decreased revenue base.

      Gross profit after commissions represents gross profit less commission expense. Commission expense for 2001 and 2000 was 48% and 45% of net sales, respectively. We are a multi-level marketing organization. Distributors make up our sales force. Distributors buy algae products for their own consumption plus they actively recruit other distributors into our network. Distributors are paid commissions based upon their personal sales volumes and the sales of distributors beneath them in their network. During the year ended December 31, 2001, we implemented a new commission structure in an attempt to attract and retain new Distributors.

      Operating expenses include shipping and handling expenses, selling expenses, research and development expenses and general and administrative expenses. In total, operating expenses decreased $1,146,316 or 9.3% to $11,145,701 for the twelve months ended December 31, 2001 from $12,292,017 for the twelve months ended December 31, 2000. The components of operating expenses are discussed below.

      o Shipping and handling expenses includes purchasing, receiving, and materials management. Shipping and handling expenses decreased $233,210 or 11%, to $1,864,159 in 2001 from $2,097,369 in 2000. The decrease was due to a decrease in freight expenses in 2001 due to the overall decrease in sales. Shipping and handling expenses as a percent of net sales increased to 6% for the year ended December 31, 2001 from 5% for the year ended December 31, 2000.

      o Selling expenses includes order operator and distributor services expenses, marketing and promotion expenses, and the expenses of the Office of the President and CEO. Selling expenses decreased $1,278,212 or 24% between 2001 and 2000 to $4,059,982 from
            $5,338,194. This decrease was primarily due to a decrease in salaries and compensation, consulting expenses and utility costs of $1,102,406. Selling expenses were 14% of sales for the years ended December 31, 2001 and December 31, 2000, respectively.

      o Research and development expenses decreased 58% to $190,884 in 2001 from $456,098 in 2000, which constituted 0.6% and 1% of net sales, respectively.

      o General and administrative expenses decreased by $1,823,231 or 43% between 2001 and 2000 to $2,440,736 from $4,263,967. For the year ended December 31, 2001, general and administrative expenses averaged 8% of sales while they were 11% of sales for the year ended December 31, 2000. The decrease between 2001 and 2000 is attributable to additional costs incurred in 2000 relating to the early repayment of the outstanding balance of the loan from the former owner of Cell Tech, a decrease in legal and consulting fees incurred during 2001, and a decrease in costs associated with the consolidation of office space and leased facilities that occurred in 2000.

      o Asset write-downs increased by $2,453,559 or 1,799% from $136,381 to $2,589,940. The increase is due to management's decision not to utilize the Harvest Site for the foreseeable future and represents the costs of the unnecessary assets and license rights that relate to the Harvest Site.

      Other income increased to $606,962 for the year ended December 31, 2001 from $421,045 for the year ended December 31, 2000 principally due to an increase in sundry income collected from Distributors offset by recording the fair value cost of penalty shares and warrants to be issued to an investor in the amount of $117,000. Interest expense decreased slightly to $622,235 in 2001 from $768,492 in 2000. This decrease was due to various fees paid to the current lender, partially offset by a decrease in interest expense resulting from a decrease in the outstanding debt in 2001 versus 2000.

      Net loss for 2001 increased 80% to $5 million from $2.8 million reported in the prior year or $0.47 per share for 2001 compared to $0.26 per share for 2000. The increase was primarily due to: (1) decreases in retail sales and (2) the write-down of approximately $2.6 million in assets, which contributed $0.24 per share of the total $0.47 per share loss.

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

      o General and administrative expenses decreased by $2,018,440 between 2000 and 1999. For the year ended December 31, 2000, general and administrative expenses averaged 11% of sales while they were 12% of sales for the year ended December 31, 1999. The decrease between 2000 and 1999 is attributable to additional costs incurred in 1999 relating to the early repayment of the outstanding balance of the loan from the former owner of Cell Tech, a decrease in legal and consulting fees incurred during 2000, and a decrease in costs associated with the consolidation of office space and leased facilities that occurred in 1999.

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

      Net loss for 2000 decreased 33% to $2.8 million from $4.1 million reported in the prior year or $0.26 per share for 2000 compared to $0.45 per share for 1999. The decrease was primarily due to: (1) decreases in retail sales and (2) decrease in marketing, distribution and administration expenses.

      Prior to 1999, NEC and NAC were S corporations and their shareholders - not NEC and NAC- were responsible for the payment of income taxes. During 1999, NEC and NAC changed their tax status to that of a C corporation. Subsequent to the change in the tax status, we did not incur any income tax liabilities for the remainder of its fiscal years ended December 31, 1999 or 2000.

Liquidity and Capital Resources

      We have historically met our working capital and capital expenditure requirements, including funding for expansion of operations, through net cash provided by operating activities.

Cash Flows

      Net cash flows provided by operating activities for the year ended December 31, 2001 amounted to $1,372,836 compared to cash flows used by operations of $564,012 for the year ended December 31, 2000. The increase in cash flows provided by operations is primarily due to a smaller decrease in current liabilities than in previous years.

      Cash flows used for investing activities for the year ended December 31, 2001 was $206,662, net of $47,000 of proceeds from sales of equipment. This is an increase of $65,263 from net cash used for investing activities of $141,399 for the year ended December 31, 2000, due to an increase in equipment purchases related to the construction of the on-lake harvester during the fiscal year ended December 31, 2001.

      Net cash flows used for financing activities was $1,166,174 for the year ended December 31, 2001 versus net cash provided by financing activities of $705,411 during 2000. This change is principally due to a decrease in the bank overdraft balance at December 31, 2001 of $547,446 and additional principal repayments on the long-term debt of $963,357, offset by an increase in related party debt of $344,620.

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

      Working capital deficit at December 31, 2001 amounted to $6,437,186, a decrease of $904.778 from a working capital deficit of $7,341,964 as of December 31, 2000. At December 31, 2001, we had a bank overdraft of $763,105 versus a bank overdraft of $1,310,551 as of December 31, 2000.

Line of Credit

      In June 1999, we entered into a $15 million Line of Credit Agreement with a financial institution. The agreement has four parts: Receivable Loans, Advances and Inventory Loans, Term Loans, and Equipment Acquisition Loans. The Receivable Loans and the Advances and Inventory Loans bear interest at a rate equal to the prime rate plus 2.5% per annum, effectively 7.5% at December 31, 2001, and expire June 30, 2002. The balance outstanding under the Receivable Loans and the Advances and Inventory Loans at December 31, 2001 and 2000 was

$633,852 and $1,105,012, respectively. The Term Loans and Equipment Acquisition Loans bear interest at a rate equal to the prime rate plus 2.75%, effectively 7.75% at December 31, 2001, and are repayable in 60 monthly installments by July 1, 2004. The total balance outstanding under the Term Loans and Equipment Acquisition Loans at December 31, 2001 and 2000 was $1,213,344 and $1,691,541, respectively. We incur a minimum monthly interest charge for an amount equal to all interest that would have been accrued had the daily aggregate outstanding balance of all Loans been equal to 40% of the Maximum Dollar Debt.

      We are working on a new credit facility (the "New Credit Facility") and are in discussions with various parties to obtain the New Credit Facility. While our current lender has indicated a desire to have the above mentioned Loans paid in full by June 30, 2002, it has informed us that it would extend the term of the Line of Credit if we meet certain conditions and pay off a portion of the Line of Credit by June 30, 2002.

      The majority shareholders and substantially all of our assets guarantee the Line of Credit Agreement. Certain restrictive covenants exist and we are not in compliance with such covenants.

      In order to pay-off the outstanding balance the lender began withholding funds in August 1999 from the daily collections and applied such withholdings to the outstanding balance. Our ability to borrow under the Line of Credit Agreement was also restricted as a result of the lender reducing the availability under the Line of Credit Agreement by the cumulative of the daily withholdings. As of April 30, 2002, we had no availability to draw on the line of credit.

      We have classified all outstanding debt to the lender as a current liability.

Going Concern

      We have experienced recurring net losses and have negative working capital at December 31, 2001 and April 30, 2002. In addition, we are not in compliance with certain restrictive covenants of our $15 million Line of Credit Agreement with a financial institution as described and summarized in Note 7 to our consolidated financial statements. Accordingly, we have classified the entire amount outstanding under the Line of Credit Agreement of $1,847,196 at December 31, 2001 as a current liability. In order to pay-off the outstanding balance the lender began withholding funds from our daily collections and applied such withholdings to the outstanding balance. Our ability to borrow under the Line of Credit Agreement was also restricted as a result of the lender reducing the availability under the Line of Credit Agreement by the cumulative amount of the daily withholdings. As a result, we are experiencing difficulty in generating sufficient cash flows to meet our obligations. These conditions give rise to substantial doubt about our ability to continue as a going concern.

      Our financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Our financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern. Our continuation as a going concern is dependent upon our ability to generate sufficient cash flows to meet our obligations on a timely basis.

      We are continuing our efforts to raise both debt and equity financing. However, there can be no assurance that we will be able to service additional financing or that if such financing is available, whether the terms or conditions would be acceptable to us.

Quantitative and Qualitative Disclosures about Market Risk

      We have not entered into any transactions using derivative financial instruments or derivative commodity instruments. We believe our exposure to market risk associated with other financial instruments is not material.

Risks and Uncertainties

Variability of Results

      Our annual sales peaked at approximately $200 million in 1996. Subsequent to 1996, sales have decreased annually. There can be no assurance that we will return to generating profits on either a quarterly or annual basis. We have experienced a continual downward trend in sales although the rate of decline is less than in previous years. Many factors accounted for the past decrease in sales, including low productivity of independent distributors, loss of services of certain existing distributors, and competition. Our inability to adjust our operating expenses to fully compensate for the decrease in sales contributes to our small profit margins.

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

      Moreover, any future publicity relating to illnesses or other adverse effects resulting from consumers' use of certain nutritional products, which existing and potential customers might associate with our products, could have an adverse effect on our business. Media focus on the repercussions from consumers' misuse or abuse of our products or other similar products, or from consumers' failure to consume as we or other companies suggest could be equally harmful to our operations. We cannot guarantee there will not be any future unfavorable publicity or scientific findings about the effects of consumption of vitamins and nutritional supplements. The previously referenced Grant Ferrier article states that nutritional supplement sales have been and may continue to be affected by questions about the efficiency and safety of such supplements.

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

Supply of Raw Materials; Conditions Affecting Harvest

      We harvest our own SBGA in Upper Klamath Lake, the only place in the world where SBGA grows in massive quantities sufficient for harvesting. Although we may not depend on third-party suppliers for sources, our reserve of SBGA is determined by the growth of Aphanizomenon flos-aquae in the lake. Aphanizomenon flos-aquae has flourished in Upper Klamath Lake because of Upper Klamath Lake's protected environment, abundance of minerals, natural nitrogen, clean water and regular sunshine. In 1996 the Klamath basin, which encompasses the Upper Klamath Lake, experienced a drought. We do not believe that the 1996 drought had any effect on our harvest. A severe shortage of water at the lake and a lack of funds precluded our harvest of SBGA for the 2000 season; however, despite a water shortage in 2001, which precludes a harvest from the "A" canal, we have commenced harvesting directly from Upper Klamath Lake in July 2001 through the use of a uniquely designed harvester. In 2002, we plan to acquire additional harvest capacity to increase our ability to harvest directly from Upper Klamath Lake. We cannot assure the absence of future adverse weather conditions disturbing the growth of Aphanizomenon flos-aquae.

      Furthermore, a toxic strain of algae called Microcystis aeruginosa occasionally blooms in Upper Klamath Lake and contaminates some of our harvest of SBGA with microcystin, a toxin. In 1997, the Oregon Department of Agriculture adopted an administrative rule establishing a maximum level of 1 microgram per gram (1 ppm) of microcystin that may be present in blue-green algae to be sold for human consumption. We have not been able to determine the potential impact of the rule on our operations. Any future toxic algae blooms would diminish our supply of SBGA, and the administrative rule may also have the effect of reducing our inventory of usable SBGA for the manufacture of some of our products. However, due to the fact that we have an ample supply of algae inventory for use in capsules and tablets (10.2 months are frozen and 4.4 months are freeze-dried powder) and for use with vendor products (160 months are frozen and 78 months are freeze-dried powder) we do not anticipate a shortage of supply resulting from the microcystin problem. This availability of inventory usage is based on our current consumption levels and our experts have informed us that the nutritional quality of our algae does not change significantly as a result of our harvesting and storage methods.

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

Departure of Distributors

      Certain Distributors have severed their ties with us and are now competing against us. This will adversely affect us in that these Distributors will no longer be generating revenues for us and furthermore, the departing Distributors can be expected to divert business to our competitors.

Alternative Channels of Distribution

      On May 18, 2001, we commenced, on a limited test basis, sales through infomercials and discontinued them on July 1, 2001 due to our limited financial resources. This alternative distribution strategy is designed to provide a complementary marketing method for our Distributors. While we believe the infomercials will complement the sales efforts of our Distributors, there can be no assurance that it will have its intended effect with our Distributors and could create conflicts with our Distributors that could result in the loss of many of our Distributors, which in turn would mean a decline in our sales volume and would be detrimental to our business and result in losses from our operations. However, our tests results, and the responses that we have received from Distributors, indicate that there are no conflicts with our present distribution methods. Moreover, such a program requires an investment in producing the infomercial videos. We have discontinued airing such infomercials until we have sufficient funds to continue broadcasting.

Management of Operations

      Limitations on our ability to attract additional key management personnel as we grow could be materially adverse to our business and financial conditions. Our location in Klamath Falls, Oregon is a limiting factor on our ability to attract key management personnel when we need it, particularly in the areas of marketing and information systems.

      For similar reasons, we may face difficulty in recruiting a permanent Chief Financial Officer. Our limited ability to attract such personnel could be materially adverse to our business and financial conditions.

      In addition, since we will need additional managers who have key strategic skills, we could be confronted with new personnel challenges as our business expands. The future success of our business and financial conditions will depend significantly on our ability to add key management personnel in a timely and cost effective manner.

Cancellation of Surety Bonds

      In April 2002, our insurance broker informed us that our insurance carrier had issued a 30-day notice of cancellation with respect to some of our surety bonds due to the going concern opinion that our auditors had issued for our fiscal year ended December 31, 2000. We are attempting to find another carrier to provide us with comparable surety bonds. In the event that we are unable to successfully obtain new surety bonds, we will be required to post sufficient collateral directly with the various entities that require the bonds in order to be able to continue to perform under our obligations under the various agreements. The bonds relate to our non-resident status for sales tax in Canada, tax payments with the Nevada Department of Taxation, various bonds for the use and harvesting from the Canals and a highway use tax with the Oregon Department of Transportation.

Lien on Kollman's Stock

      Our common stock owned by majority shareholders Daryl J. Kollman and Marta
C. Kollman, is the subject of a tax lien filed by the Internal Revenue Service for income taxes due from them arising from taxable income attributed from NEC and NAC prior to the Reorganization. The lien is subordinated in favor of the lender for the Receivable Loans, Advances and Inventory Loans, Term Loans, and Equipment Acquisition Loans.

Dispute Between Principal Shareholders

      Daryl and Marta Kollman, shareholders who together own approximately 82% of our outstanding shares of common stock, have filed divorce proceedings. Daryl Kollman and Marta Kollman jointly, and their affiliate Klamath Cold Storage Co., are lessors of substantially all of our facilities, including office space, processing and freezer storage space. Although one lease is in effect until 2005, we lease the rest of these facilities on a month-to-month or year-to-year basis. The disposition of these properties pursuant to the divorce could have an adverse or disruptive effect on our operations. Daryl Kollman is no longer actively involved in management and has been unwilling to execute personal guarantees on our behalf, as he has done in the past. On May 14, 2001, Marta Kollman petitioned the Circuit Court for the State of Oregon with a motion seeking, among other court orders, to enjoin Daryl Kollman from interfering with any future loan applications of Marta Kollman or us and a self executing judgment provision whereby the court would sign a loan application on behalf of Daryl Kollman. The court held that Daryl Kollman is to cease and desist from any such endeavors of interfering with our loan applications during the pendency of the dissolution proceedings and is prohibited from writing letters or communicating orally with any lending institutions unless requested to do so by the institution. The court also held that Daryl Kollman, if presented with loan documents to sign and if he objects to those documents in form or content, he must first raise it with the court.

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

Uncertainties in the International Markets

      Our operations growth strategy involves expanding product sales into the international markets in Europe and Asia. We believe that there is a potential for growth internationally, but our ability to enter these markets effectively may be limited by various factors, which include varying domestic regulations, responsiveness of government authorities, cultural differences and political uncertainties. We cannot provide assurance that consumers in any of our potential new international markets will be receptive to our nutritional supplement and personal care products. We also cannot assure you that we will be able to reformulate our products or adjust our labeling and promotion practices to comply with foreign laws and regulations.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

      Our Consolidated Financial Statements together with the Report thereon of BDO Seidman, LLP, independent auditors, and the Supplementary Data required by this Item 8, are included elsewhere in Item 14.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Directors and Executive Officers

Our directors and executive officers are as follows:

Name                              Age                        Position
----                              ---                        --------
Marta Carpenter Kollman (1)        56    Chief Executive Officer, President and Director

Justin Straus (2)                  31    Chief Operating Officer and Director

Victor M. Bond                     50    Vice President, Marketing and Strategy

Donald P. Hateley (2)              44    Chairman of the Board

Christopher J. Blaxland (1)(2)     60    Director

Donald M. Anderson (1)             53    Director

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

      Justin Straus has served as one of our directors since August 1999 and has served as our Chief Operating Officer from August 2000 to the present. From January 1998 to August 2000, he served as our Vice President and Director of Sales and from October 1999 to August 2000, he served as our Vice President, Customer Fulfillment and fulfilled the function of Chief Operating Officer until his appointment to that position. He joined NAC in 1984 as a harvest site employee where he participated in the design, construction and preparation of the NAC harvest site. After holding a variety of positions in NAC, he served as the Vice President/Director of Sales from December 1994 to January 1998.

      Victor M. Bond has served as our Vice President, Marketing and Strategy since January 2001. From October 1999 to December 2000, he was a consultant to us that performed the functions of the Office of Vice President, Marketing and Strategy. From 1991 to 1999, he was President of ChangeNet, which developed and implemented change management services and communications programs for corporations and his clients included Xerox, Otis Elevator, and Dura Pharmaceuticals. Prior to ChangeNet, he worked with and held executive positions with International Business Machines Corporation including Director of Marketing and Director of Strategy.

      Donald P. Hateley has served as our Chairman of the Board since August 1999. From 1994 to the present, he has been the Managing Director of InterCap Partners, a boutique investment banking firm located in Los Angeles, California that specializes in corporate finance, mergers and acquisitions and financial advisory matters. From 1996 to the present, he has been an attorney with Hateley & Hampton, a Los Angeles-based law firm that specializes in corporate, tax, real estate and securities law. Mr. Hateley is also a California licensed certified public accountant and real estate broker.

      Dr. Christopher J. Blaxland has served as one of our directors since September 1998. He was Chief Executive Officer and a director of HumaScan from September 1 to December 22, 1998; from December 22, 1998 to August 6, 1999 he was Chief Executive Officer and director in a consultant capacity of HumaScan until the Reorganization. From May 1999 until December 2001, Dr. Blaxland served as the Chief Operating Officer of PTC Therapeutics, Inc., a development stage biopharmaceutical company, and has worked as a business consultant. From September 1993 through December 1997, he was the President of Cell Pathways, Inc., a development stage biopharmaceutical company.

      Dr. Donald M. Anderson has served as one of our directors since August 1999. He has served as a consultant to NAC on scientific matters since 1993, and became a director of NAC in July 1999. He is a Senior Scientist at the Woods Hole Oceanographic Institution in Massachusetts, has served in that capacity since 1991 and has been on the scientific staff since 1978, after receiving his Ph.D. from the Massachusetts Institute of Technology. Dr. Anderson is a recognized expert on toxic and harmful algal blooms and has been the director of the U.S. National Office on Marine Biotoxins and Harmful Algal Blooms since 1993.

Board of Directors Meetings and Committees

      During 2001, 2000 and 1999, our Board of Directors held 4, 8 and 5 meetings, respectively. We maintain a standing Audit Committee and Compensation Committee, but do not maintain a standing nominating committee. Donald Hateley, Chris Blaxland and Justin Straus serve on the Audit Committee. Marta Carpenter Kollman, Chris Blaxland and Donald Anderson serve on the Compensation Committee. There are no family relationships among our directors or executive officers, except that Ms. Kollman is the mother of Mr. Straus.

Section 16(a) Beneficial Ownership Reporting Compliance

      To our knowledge, based solely on a review of Section 16(a) forms furnished to us, we believe that our directors, executive officers and ten percent beneficial owners complied with all Section 16(a) reporting requirements during 2001 except for Daryl Kollman.

ITEM 11. EXECUTIVE COMPENSATION.

      The following table sets forth, for the year ended December 31, 2001, compensation paid by us to (a) each person serving as our Chief Executive Officer during 2001 and (b) each of our other most highly compensated executive officers (the "named executive officers") during 2001 who served as an executive officer on December 31, 2001.

                           SUMMARY COMPENSATION TABLE

                                                                                                                Securities
                                                                                            Other Annual        Underlying
Name and Principal Location                           Year      Salary ($)    Bonus ($)    Compensation ($)     Options (#)
---------------------------                           ----      ----------    ---------    ----------------     -----------
Marta Carpenter Kollman                               2001       290,000         0            3,000(1)               0
President and Chief Executive Officer                 2000       290,000         0            3,000(1)               0
  (Beginning August 1999)                             1999       350,000         0            3,000(1)               0

Victor M. Bond                                        2001       180,000         0                0                  0
Vice President, Marketing & Strategy                  2000       180,000         0                0                  0
  (Beginning January 2001)                            1999        45,000         0                0                  0

Justin Straus                                         2001       110,000         0                0                  0
  Chief Operating Officer, Secretary & Treasurer      2000       110,000         0                0                  0
                                                      1999       110,000         0                0                  0

------------

      (1) Estimated dollar value of 1995 Chevy truck sometimes driven by the named executive officer.

      The following table summarizes the number of shares and the terms of stock options we granted to the named executive officers in our 2001 fiscal year.

                      OPTIONS/SAR GRANTS DURING YEAR ENDED
                                DECEMBER 31, 2001

                                              Individual Grants
                                                                                                              Potential Realizable
                                       Number of         % of Total                                             Value at Assumed
                                      Securities        Options/SARs                                          Annual Rates of Stock
                                      Underlying         Granted to       Exercise or                        Price Appreciation for
                                     Options/SARs       Employees in      Base Price                               Option Term
Name                        Year      Granted (#)       Fiscal Year        ($/Share)      Expiration Date      5%($)         10%($)
                                     ------------       ------------      -----------     ---------------      -----         ------
Marta Carpenter Kollman     2001           0                 0                N/A               N/A             N/A           N/A

Victor M. Bond              2001           0                 0                N/A               N/A             N/A           N/A

Justin Straus               2001           0                 0                N/A               N/A             N/A           N/A

      The following table sets forth information concerning the number and value of unexercised options held by each of the named executive officers as of December 31, 2001. None of the named executive officers exercised options in 2001.

                        AGGREGATE YEAR-END OPTION VALUES
                               (DECEMBER 31, 2001)

                                                   Number of securities underlying             Value of unexercised in-the-money
                                              unexercised options at fiscal year-end (#)       options at fiscal year-end ($)(1)
                                              ------------------------------------------       ---------------------------------
               Name                Year          Exercisable           Unexercisable          Exercisable           Unexercisable
               ----                ----          -----------           -------------          -----------           -------------
     Marta Carpenter Kollman       2001               0                      0                     0                      0

          Victor M. Bond           2001               0                      0                     0                      0

          Justin Straus            2001               0                      0                     0                      0

----------
      (1) Represents the difference between the aggregate market value at December 31, 2001 and 2000, as applicable, of our common stock (based on a last sale price of $0.30 and $0.20 on each such date, respectively) and the options' aggregate exercise price.

Board Committees; Compensation Committee Interlocks and Insider Participation

      Our Audit Committee conducted one meeting during 1999 and no meetings in 2001 and 2000, respectively. The committee reviews the scope of the independent annual audit, the independent public accountants' letter to the Board of Directors concerning the effectiveness of our internal financial and accounting controls and the Board of Directors' response to that letter, if deemed necessary.

      Our Compensation Committee oversees our executive compensation program and makes recommendations to our full Board of Directors regarding changes in compensation. It also administers our stock option plans. The committee held one meeting during each of 2001, 2000 and 1999, respectively.

      Marta Carpenter Kollman, our Chief Executive Officer, President and a director, Chris Blaxland, a director and Dr. Donald M. Anderson, a director, served on the Compensation Committee in 2001 and 2000.

Introduction to Report of Compensation Committee

      The Compensation Committee of the Board of Directors (the "Committee") is composed of Messrs. Blaxland and Anderson and Ms. Kollman. The Committee is responsible for the establishment and oversight of the Company's executive compensation programs. The following report of the Committee discusses generally the Company's executive compensation objectives and policies and their relationship to the Company's performance in 2001.

Executive Compensation Philosophy and Objectives

      Our executive compensation program is designed to attract, retain and motivate highly effective executives and to reward sustained corporate and individual performance with an appropriate base annual salary and incentive compensation. We seek to increase management ownership of our common stock and to link executive compensation with stockholder value, achievement of business objectives and corporate profitability.

      Our compensation philosophy is to compensate our executive officers at market-competitive levels for achieving planned performance. Market comparisons include general industry norms, nutritional supplements manufacturers companies, and a selected group of direct selling companies that are approximately the same size as us. More emphasis is placed on general industry than the nutritional supplement industry norms.

Compensation Program Components

      Consistent with our executive compensation objectives, our compensation for our senior management, including the Chief Executive Officer, consists of three components: an annual base salary, annual cash incentive awards and long-term incentive awards. During the year ended December 31, 2001, our compensation of our senior executives consisted of annual base salary. No cash incentive awards were paid in 2001.

      Annual Base Salary. Base salaries for executive officers are determined with reference to a salary range for each position. Salary ranges are determined by evaluating a particular employee's position and comparing it with what were believed to be representative prevailing norms for similar positions in similarly sized companies. Within this salary range, an executive's initial salary level is determined largely through Committee judgment, based on the experience of our members. Salaries were set at a level to attract, retain and motivate superior executives.

      Long-Term Incentive Awards. Long-term incentive compensation will be provided by the grant of options to purchase shares of our Common Stock under the 2000 Plan, if amended, or a successor or additional stock option plan to be approved by our Board of Directors. In considering the awards, the Committee takes into account such factors as prevailing norms for the ratio of options outstanding to total shares outstanding, the effect on maximizing long-term stockholder value, and vesting and expiration dates of each executive's outstanding options.

The Compensation Committee

Marta C. Kollman
Chris J.M. Blaxland
Donald M. Anderson

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

      Upon the Board's adoption of our 2000 Stock Incentive Plan, again in 2002 for our fiscal year ended December 31, 2001, and under its terms, we granted to each of Donald Hateley, Christopher Blaxland and Donald Anderson a 10-year option to purchase 15,000 shares of our common stock, in each of 2000 and 2001, at an exercise price as provided by our Board of Directors which is equal to the fair market value of our common stock on the date on which the options are granted. These options are fully exercisable as of the date of their grant.

Stock Options

      2000 Stock Incentive Plan. The Board of Directors adopted our 2000 Stock Incentive Plan in February 2000 for the purpose of securing for us and our shareholders the benefits arising from the ownership of restricted shares of our common stock, stock appreciation rights, and stock options by directors who are not employees (Donald Hateley, Christopher Blaxland and Donald Anderson are our current non-employee directors), officers, other key employees and consultants to us and our subsidiaries who are expected to contribute to our future growth and success. We have not granted restricted shares or stock appreciation rights under the plan. As stated above, we have granted options under the plan for an aggregate of 90,000 shares to our eligible non-employee directors. We may not grant awards under the plan after February 2010. The plan is subject to shareholders approval.

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

                 COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
                  AMONG CELL TECH INTERNATIONAL INCORPORATED,
             THE NASDAQ STOCK MARKET (U.S.) INDEX AND A PEER GROUP

                                  [LINE CHART]

* $100 Invested on 12/31/96 in stock or index-including reinvestment of dividends. Fiscal year ending December 31.

                             Cumulative Total Return

                                         12/96     12/97      12/98      12/99      12/00      12/01
                                         -----     -----      -----      -----      -----      -----
Cell Tech International Incorporated      100     151.11       1.12      24.44      26.94       3.72

NASDAQ Stock Market (U.S.)                100     122.48     172.68     320.89     193.01     153.15

Peer Group                                100      98.36      80.50      42.51      24.04      43.62

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

      The following table sets forth certain information regarding ownership of our capital stock as of March 31, 2002, by (i) each person known to us to beneficially own more than 5% of the shares of our outstanding common stock,
(ii) each of our directors, (iii) each of the named executive officers, and (iv) all of our directors and executive officers as a group.

                                                                     Number of
                                                                      Shares       Percent of
                                                                   Beneficially      Shares
Name and Address of Beneficial Owner                                 Owned (1)     Outstanding
------------------------------------                                 ---------     -----------
Marta Carpenter Kollman                                            4,341,498(2)        40.8
  565 Century Court
  Klamath Falls, Oregon 97601

Daryl J. Kollman                                                   4,341,498(3)        40.8
  5248 Timber Branch Way
  San Diego, CA 92130

Victor M. Bond                                                             0              *
  565 Century Court
  Klamath Falls, Oregon 97601

Donald P. Hateley                                                    330,000(4)         2.8
  1800 Century Park East
  Los Angeles, California 90067

Dr. Christopher J. Blaxland                                           32,764(5)           *
  509 County Line Road
  Radnor, Pennsylvania 19087

Donald M. Anderson                                                    32,949(6)           *
  Biology Department
  Mail Stop 32, Redfield 332
  Woods Hole, Massachusetts 02543-1049

Justin Straus                                                              0              *
  565 Century Court
  Klamath Falls, Oregon 97601

Zubair Kazi                                                        5,528,023(7)        39.9
  3671 Sunswept Drive
  Studio City, California 91604

All executive officers and directors as a group (6 persons)        9,018,524(8)        84.4

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

(4) Represents warrants to purchase 300,000 shares of common stock held by Hateley & Hampton, a Professional Law Corporation of which Donald P. Hateley is a President, co-founder and a shareholder and 30,000 shares Mr. Hateley has the right to acquire pursuant to options exercisable within 60 days.

(5) Represents 32,764 shares Dr. Blaxland has the right to acquire pursuant to options exercisable within 60 days.

(6) Includes 30,000 shares Mr. Anderson has the right to acquire pursuant to options exercisable within 60 days.

(7) Includes 1,157,895 shares already issued to Kazi and an additional 1,606,117 issuable to Kazi under various covenants to his existing shares and 1,157,895 issuable to Kazi upon the exercise of his warrants and 1,606,117 issuable to Kazi under various covenants upon the exercise of his warrants.

(8) Includes 330,000 shares issuable upon the exercise of warrants and 32,764 shares issuable upon the exercise of options within 60 days. See footnotes 4 through 6 above.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

      We lease approximately 250,000 square feet of office, processing, freezer and storage space directly from the Kollmans, our principal shareholders, or their affiliate, Klamath Cold Storage ("KCS"). Most of these leases are year-to-year, although we do rent some space on a month-to-month basis and one lease will expires in 2005. We believe that the space we lease from the Kollmans and KCS and the rent we pay to them is at below or at fair market values. Rental payments to the Kollmans or KCS in 2001 were $1,127,855. We currently owe the Kollmans or KCS $1,086,099 in accrued rental payments and we show it on our balance sheet as a related party payable.

      In 2001, we also received $196,218 in management fees and other income from the Kollmans or KCS.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

      (a) Exhibits required by Item 601 of Regulation S-K

(a)(1) and (2) Financial Statements. The Financial Statements and Schedules are listed in the Index to Financial Statements on page F-1 of this Form 10-K.

(a)(3) Exhibits:

(Exhibit Number   Description
---------------   -----------
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

(21) List of the Company's Subsidiaries (filed as Exhibit 21 to the Annual Report on Form 10-K for the year ended December 31, 2000 and incorporated by reference)

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

                                        CELL TECH INTERNATIONAL INCORPORATED.


                                        By: /s/ Marta C. Kollman
                                            ---------------------------------
                                            Marta C. Kollman, Chief Executive
                                            Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of the registrant and in the capacities indicated have signed this report below:

           Signature                        Title                      Date
           ---------                        -----                      ----


By: /c/ Marta C. Kollman         President and Chief Executive      May 23, 2002
    -----------------------         Officer and Director
    Marta C. Kollman            (principal executive officer,
                               principal financial officer and
                                principal accounting officer)

By: /s/ Donald P. Hateley           Chairman of the Board           May 23, 2002
   ------------------------
    Donald P. Hateley


By: /s/ Justin Straus            Vice President of Customer         May 23, 2002
   ------------------------       Fulfillment and Director
    Justin Straus


By: /s/ Chris J.M. Blaxland                Director                 May 23, 2002
   ------------------------
    Chris J.M. Blaxland


By: /s/ Donald M. Anderson                 Director                 May 23, 2002
   ------------------------
    Donald M. Anderson

                             CELL TECH INTERNATIONAL
                          INCORPORATED AND SUBSIDIARIES

                        CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

                      CELL TECH INTERNATIONAL INCORPORATED
                                AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Certified Public Accountants                           F-3

Consolidated Financial Statements

     Consolidated Balance Sheets                                             F-4

     Consolidated Statements of Operations                                   F-5

     Consolidated Statements of Shareholders' Equity                         F-6

     Consolidated Statements of Cash Flows                                   F-7

Notes to Consolidated Financial Statements                                   F-8

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Shareholders of
Cell Tech International Incorporated and Subsidiaries
Klamath Falls, Oregon

We have audited the accompanying consolidated balance sheets of Cell Tech International Incorporated and Subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cell Tech International Incorporated and Subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company experienced recurring losses, has a negative working capital at December 31, 2001, is in default of certain restrictive covenants on its bank loan agreement and is experiencing difficulty in generating sufficient cash flows to meet its obligations. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plan in regard to these matters is also described in Note 2. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Los Angeles, California
March 27, 2002

                      CELL TECH INTERNATIONAL INCORPORATED
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                                       December 31,
                                                               ---------------------------
                                                                   2001            2000
                                                               -----------     -----------
Assets (Note 7)

Current assets
   Receivables (Note 3)                                        $   327,083     $   535,145
   Inventories, current portion (Note 4)                         2,000,000       2,500,000
   Prepaid expenses                                                460,860         845,855
                                                               -----------     -----------
Total current assets                                             2,787,943       3,881,000
                                                               -----------     -----------

Inventories, net of current portion (Note 4)                     7,304,778       8,675,999
Property and equipment, net (Note 5)                             7,318,683      13,218,097
Property and equipment held for sale (Note 5)                    2,271,305         342,889
Other assets (Note 6)                                              292,092       1,131,661
                                                               -----------     -----------
Total assets                                                   $19,974,801     $27,249,646
                                                               ===========     ===========

Liabilities and Shareholders' Equity

Current liabilities
   Bank overdraft                                              $   763,105     $ 1,310,551
   Accounts payable                                              2,527,078       2,897,684
   Commissions payable                                           1,219,136       1,869,135
   Sales taxes payable                                              82,343         112,988
   Accrued payroll and related liabilities                         252,944         255,132
   Other accrued expenses                                        1,133,438       1,173,321
   Current portion of long-term debt (Note 7)                    2,160,986       2,862,683
   Related party payable (Note 12)                               1,086,099         741,470
                                                               -----------     -----------
Total current liabilities                                        9,225,129      11,222,964
                                                               -----------     -----------
Long-term liabilities
   Long-term debt, net of current portion (Note 7)                      --         261,660
                                                               -----------     -----------
Total liabilities                                                9,225,129      11,484,624
                                                               -----------     -----------

Commitments and contingencies (Notes 9 and 10)

Shareholders' equity
   Series A convertible preferred stock - no par value;
      4,175,000 shares authorized; none issued and
      outstanding                                                       --              --
   Series B convertible preferred stock - no par value;
      800,000 shares authorized; none issued and
      outstanding                                                       --              --
   Undesignated preferred stock - no par value; 1,825,000
      shares authorized; none issued and outstanding                    --              --
   Common stock - $.01 par value; 50,000,000 shares
      authorized, 10,640,895 shares issued and outstanding
      in 2001 and 2000 (Notes 9 and 10)                            106,409         106,409
   Additional paid-in capital                                    2,299,696       2,299,696
   Retained earnings                                             8,343,567      13,358,917
                                                               -----------     -----------
Total shareholders' equity                                      10,749,672      15,765,022
                                                               -----------     -----------
Total liabilities and shareholders' equity                     $19,974,801     $27,249,646
                                                               ===========     ===========

          See accompanying notes to consolidated financial statements.

                      CELL TECH INTERNATIONAL INCORPORATED
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                        Years ended December 31,
                                            ------------------------------------------------
                                                2001              2000              1999
                                            ------------      ------------      ------------
Sales                                       $ 30,012,076      $ 38,976,663      $ 54,487,939

Cost of sales                                  9,524,517        11,488,802        14,748,570
                                            ------------      ------------      ------------
Gross profit                                  20,487,559        27,487,861        39,739,369

Commissions                                   14,341,935        17,632,344        24,433,049
                                            ------------      ------------      ------------
Gross profit after commissions                 6,145,624         9,855,517        15,306,320

Operating Expenses:
   Selling expenses                            4,059,982         5,338,194         7,974,259
   General and administrative                  2,440,736         4,263,967         6,418,788
   Shipping and handling expenses              1,864,159         2,097,369         3,899,361
   Research and development                      190,884           456,098         1,453,371
   Asset write-down (Notes 5 and 6)            2,589,940           136,389                --
                                            ------------      ------------      ------------
Operating loss                                (5,000,077)       (2,436,492)       (4,439,459)

Other income (Note 13)                           606,962           421,045         1,012,660

Interest expense                                (622,235)         (768,492)         (714,025)
                                            ------------      ------------      ------------
Loss before taxes                             (5,015,350)       (2,783,939)       (4,140,824)

Income tax benefit (Note 8)                           --                --                --
                                            ------------      ------------      ------------
Net loss                                    $ (5,015,350)     $ (2,783,939)     $ (4,140,824)
                                            ============      ============      ============
Basic and diluted loss per share            $      (0.47)     $      (0.26)     $      (0.45)
                                            ============      ============      ============
Weighted average number of common
   shares outstanding used to calculate
   basic and diluted loss per share           10,640,895        10,640,895         9,280,431
                                            ============      ============      ============

          See accompanying notes to consolidated financial statements.

                      CELL TECH INTERNATIONAL INCORPORATED
                                AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                    Common Stock          Additional
                                              -----------------------       Paid-In        Retained        Shareholders'
                                                Shares        Amount        Capital        Earnings           Equity
                                              ----------     --------     ----------     ------------      -------------
Balances, January 1, 1999                      8,683,000     $ 86,830     $  192,213     $ 31,444,019      $ 31,723,062

Reorganization, recapitalization and
   reverse stock split (Note 1)                  750,000        7,500         69,562               --            77,062

Issuance of common stock and warrants
   for cash (Note 9)                           1,157,895       11,579      1,504,046               --         1,515,625

Common stock issued for services (Note 9)         50,000          500        133,875               --           134,375

Warrants issued for services (Note 9)                 --           --        400,000               --           400,000

Distributions to shareholders                         --           --             --      (11,160,339)      (11,160,339)

Net loss                                              --           --             --       (4,140,824)       (4,140,824)
                                              ----------     --------     ----------     ------------      ------------

Balances, December 31, 1999                   10,640,895      106,409      2,299,696       16,142,856        18,548,961

Net loss                                              --           --             --       (2,783,939)       (2,783,939)
                                              ----------     --------     ----------     ------------      ------------

Balances, December 31, 2000                   10,640,895      106,409      2,299,696       13,358,917        15,765,022

Net loss                                              --           --             --       (5,015,350)       (5,015,350)
                                              ----------     --------     ----------     ------------      ------------

Balances, December 31, 2001                   10,640,895     $106,409     $2,299,696     $  8,343,567      $ 10,749,672
                                              ==========     ========     ==========     ============      ============

          See accompanying notes to consolidated financial statements.

                      CELL TECH INTERNATIONAL INCORPORATED
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                       Years ended December 31,
                                                            ----------------------------------------------
                                                                2001             2000             1999
                                                            -----------      -----------      ------------
Cash flows from operating activities
   Net loss                                                 $(5,015,350)     $(2,783,939)     $ (4,140,824)
   Adjustments to reconcile net loss to cash
     provided by (used for) operating activities:
      Depreciation and amortization                           2,607,668        3,347,670         2,621,377
      (Gain) loss on sale of fixed assets                       (15,175)          60,693           530,095
      Impairment of fixed assets and intangibles              2,589,940          136,381                --
      Warrants issued for services                                   --               --           400,000
      Changes in assets and liabilities:
        Receivables                                             208,062          (45,494)          (77,285)
        Inventories                                           1,871,221        2,355,388         3,036,854
        Prepaid expenses                                        290,165         (112,205)          207,302
        Other assets                                            (70,374)         (36,159)           25,365
        Accounts payable                                       (370,606)      (1,305,316)        2,190,930
        Commissions payable                                    (649,999)      (2,527,240)          226,571
        Sales tax payable                                       (30,645)         (61,527)         (103,176)
        Accrued payroll and payroll related liabilities         (39,883)        (125,135)           28,217
        Other accrued expenses                                   (2,188)         532,871          (434,538)
                                                            -----------      -----------      ------------
Net cash provided by (used for) operating activities          1,372,836         (564,012)        4,510,888
                                                            -----------      -----------      ------------
Cash flows from investing activities
   Purchase of property and equipment                          (253,662)        (145,493)         (605,236)
   Proceeds from sale of equipment                               47,000            4,094            71,325
                                                            -----------      -----------      ------------
Net cash used for investing activities                         (206,662)        (141,399)         (533,911)
                                                            -----------      -----------      ------------
Cash flows from financing activities
   Bank overdraft                                              (547,446)       1,062,967           247,584
   Payments on long-term debt                                  (963,357)      (1,099,026)      (22,451,347)
   Proceeds from issuance of long-term debt                          --               --        25,185,015
   Net proceeds from related party debt                         344,629          741,470                --
   Proceeds from issuance of common stock                            --               --         1,650,000
   Distributions to shareholders                                     --               --       (10,110,339)
                                                            -----------      -----------      ------------
Net cash provided by (used for) financing activities         (1,166,174)         705,411        (5,479,087)
                                                            -----------      -----------      ------------
Net increase (decrease) in cash and cash
   equivalents                                                       --               --        (1,502,110)

Cash and cash equivalents, beginning of year                         --               --         1,502,110
                                                            -----------      -----------      ------------
Cash and cash equivalents, end of year                      $        --      $        --      $         --
                                                            ===========      ===========      ============

Supplemental disclosure of cash flow information
    Cash paid during the year for:
    Interest                                                $   602,570      $   779,424      $    503,230
                                                            ===========      ===========      ============
Supplemental disclosure of non-cash transactions
    Stock issued for fundraising activities                 $        --      $        --      $    134,375
    Distributions of fixed assets to shareholders                    --               --         1,050,000
                                                            ===========      ===========      ============

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

                      CELL TECH INTERNATIONAL INCORPORATED
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -- SUMMARY OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Management Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ materially from those estimates.

Cash and Cash Equivalents

The Company considers all liquid investments with an original maturity of three months or less to be cash equivalents.

Inventories

Work in progress, finished goods and sales aids inventories are stated at the lower of cost or market. The Company uses a weighted average method to determine cost for work in progress and finished goods based upon normal harvesting volumes (see Note 4). Cost of work in progress and finished goods includes direct labor and an allocation of overhead costs. Sales aids consist of video tapes, audio tapes, brochures and other promotional items sold by the Company to its distributors. Inventory which is not anticipated to be sold within the subsequent year is classified as a non-current asset.

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

Intangible Assets

Intangible assets included in other assets consist principally of canal license rights and trademarks. The canal licensing rights permit the Company to harvest algae on specified canals in the Klamath Irrigation District (see Note 6). Such intangibles are amortized using the straight-line method over 10 to 12 years.

Financial Instruments

The Company estimates the fair value of its monetary assets and liabilities based upon the existing interest rates related to such assets and liabilities compared to the current market rates of interest for instruments of a similar nature and degree of risk. The fair value of debt is estimated using discounted cash flow analyses, based on the Company's incremental borrowing rates for similar types of borrowing arrangements. The fair value of the Company's debt at December 31, 2001 and 2000 approximates carrying value.

                      CELL TECH INTERNATIONAL INCORPORATED
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -- SUMMARY OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Revenue Recognition

The Company recognizes revenue from the sale of its products upon shipment. The Company estimates an allowance for sales returns based on historical experience with product returns.

Shipping and Handling Fees and Costs

The Company bills customers for shipping and handling costs. The amounts billed are included in sales and totaled $1,443,692, $1,711,031 and $2,798,040, in 2001, 2000 and 1999 respectively. The related costs for shipping and handling goods shipped by the Company to customers are included in a separate caption, shipping and handling expenses, in the statements of operations.

Income Taxes

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

Impairment of Long-Lived Assets

The Company accounts for the impairment of long-lived assets to be held and used, when indications of impairment are present, by evaluating the carrying value in relation to the operating performance and future undiscounted cash flows of the underlying business. Long-lived assets held for disposal are reported at the lower of their carrying value or fair value less costs to sell (see Notes 5 and 6).

Stock Option Plan

Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation", encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issues to Employees" (APB No. 25), and related Interpretations. Accordingly, for employee options, the Company records expense in an amount equal to the quoted market price on the grant date over the option price. The Company provides pro forma disclosures of net earning and earnings per share, as if the fair value based method of accounting had been applied. Stock based compensation paid to non-employees is recorded at fair value using the Black Scholes options pricing model (see Note 9).

Segment Reporting

The Company operates in one segment, which is the production and sale of food supplement products made from blue green algae.

                      CELL TECH INTERNATIONAL INCORPORATED
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -- SUMMARY OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Earnings Per Share

Basic earnings per share includes no dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of the Company, such as stock options, warrants or convertible preferred stock. The Company's potential common shares, consisting of the stock options and warrants, have not been included in the calculation of diluted earnings per share for any period as their effect is antidilutive.

Research and Development

Research and development costs are expensed as incurred.

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

                      CELL TECH INTERNATIONAL INCORPORATED
                                AND SUBSIDIARIES

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

In November 2001, the Emerging Issues Task Force ("EITF") issued EITF Issue No. 01-09, "Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor's Products," which addresses the accounting for consideration given by a vendor to a customer or a reseller of the vendor's products. In April 2001, the EITF reached a consensus on EITF Issue No. 00-25, "Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor's Products," which provides guidance on the income statement classification of consideration from a vendor to a reseller in connection with the reseller's purchase of the vendor's products or to promote sales of the vendor's products. This new guidance provides that consideration from a vendor to a reseller is generally presumed to be a reduction of the selling prices of the vendor's products, and, therefore, should be characterized as a reduction of revenue when recognized in the vendor's income statement. We provide distributors with discounts on product purchases and classify these discounts as a reduction of revenue. We are currently assessing whether the implementation of this guidance will result in any income statement reclassifications. EITF Issue No. 00-25 and EITF Issue No. 01-09 are both effective for us on January 1, 2002.

Reclassification

Certain prior year amounts have been reclassified to conform to the 2001 financial statement presentation. These reclassifications have no effect on previously reported net income.

NOTE 2 -- GOING CONCERN

The Company has experienced recurring net losses and has negative working capital at December 31, 2001. In addition, the Company is not in compliance with certain restrictive covenants of its $15 million Line of Credit Agreement with a financial institution as described and summarized in Note 7. Accordingly, the entire amount outstanding under the Line of Credit Agreement of $1,847,196 as at December 31, 2001 has been classified as a current liability. In order to pay-off the outstanding balance the lender began withholding funds from the daily collections of the Company and applied such withholdings to the outstanding balance. The ability of the Company to borrow under the Line of Credit Agreement was also restricted as a result of the lender reducing the availability under the Line of Credit Agreement by the cumulative amount of the daily withholdings. As a result, the Company is experiencing difficulty in generating sufficient cash flows to meet its obligations. These conditions give rise to substantial doubt about the Company's ability to continue as a going concern.

                      CELL TECH INTERNATIONAL INCORPORATED
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 -- GOING CONCERN (Continued)

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

NOTE 3 -- RECEIVABLES

As revenues are generally paid with credit cards and thereby collected prior to shipment, the Company does not record trade accounts receivable. Receivables consist of the following:

                                                          December 31,
                                                  ------------------------------
                                                      2001              2000
                                                  ------------      ------------
Credit card deposits in transit                   $    239,618      $    437,832
Miscellaneous receivables                               87,465            97,313
                                                  ------------      ------------
                                                  $    327,083      $    535,145
                                                  ============      ============

NOTE 4 -- INVENTORIES

Inventories consist of the following:                                     December 31,
                                                                  ------------------------------
                                                                      2001              2000
                                                                  ------------      ------------
Work in progress                                                  $  9,524,882      $ 11,172,105
Finished goods                                                         654,759           884,208
Sales aids                                                              25,137            19,686
                                                                  ------------      ------------
                                                                    10,204,778        12,075,999
Less reserve for potentially unsaleable inventories (Note 12)         (900,000)         (900,000)
                                                                  ------------      ------------
                                                                     9,304,778        11,175,999
Less current portion                                                (2,000,000)       (2,500,000)
                                                                  ------------      ------------
                                                                  $  7,304,778      $  8,675,999
                                                                  ============      ============

During 2001, 2000 and 1999, the Company curtailed the volume of algae harvested. Accordingly, the Company experienced excess processing capacity which was not fully utilized. As a result, the Company incurred costs aggregating $4.1 million, $4.5 million and $3.7 million, representing negative volume variances in 2001, 2000 and 1999, respectively. Such costs are included in cost of sales for 2001, 2000 and 1999.

Inventories that are in excess of the following year's estimated sales have been classified as long-term inventories.

                      CELL TECH INTERNATIONAL INCORPORATED
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 -- PROPERTY AND EQUIPMENT

Property and equipment consist of the following:              December 31,
                                                     ------------------------------
                                                         2001              2000
                                                     ------------      ------------
Land and improvements                                $     17,817      $     17,817
Buildings and improvements                              6,403,785         6,479,846
Furniture and fixtures                                    752,921           754,235
Machinery and equipment                                 8,228,088        17,328,457
                                                     ------------      ------------
                                                       15,402,611        24,580,355
Less accumulated depreciation                          (8,083,928)      (11,362,258)
                                                     ------------      ------------
                                                     $  7,318,683      $ 13,218,097
                                                     ============      ============

Depreciation expense aggregated $2,386,418, $2,459,190 and $2,719,335, for 2001,
2000 and 1999, respectively.

The Company has determined that it will cease utilizing the harvest site on the canals of the Klamath Irrigation District (KID) for an indefinite period of time. As a result, the Company will utilize the building on the adjacent leased property and certain of the equipment in other production areas and will continue to record depreciation expense for these assets. Some of the equipment located on the canal site cannot be relocated or used for other purposes and will be written-off. Certain other equipment will be held for sale.

Property and equipment held for sale consists of machinery and equipment with a cost of $7,338,735 and $724,375, and accumulated depreciation and valuation reserve of $5,067,430 and $381,486 at December 31, 2001 and 2000, respectively. No depreciation has been recorded on these assets since the date they were identified as being held for sale. The financial statements for the years ended December 31, 2001 and 2000 include adjustments due to the impairment of fixed assets of $2,589,940 and $136,381, respectively. There was no adjustment due to the impairment of long-lived assets in 1999.

NOTE 6 -- OTHER ASSETS

Other assets consist of the following:                                        December 31,
                                                                       --------------------------
                                                                          2001            2000
                                                                       ----------     -----------
Canal licensing rights, net of accumulated amortization of             $       --     $   981,872
   $1,617,317 and 1,396,066
Trademarks, net of accumulated amortization of $33,623 and $28,985         57,302          56,441
Deposits                                                                   75,466         118,740
Restricted cash                                                           159,324          35,973
Other                                                                          --          33,465
                                                                       ----------     -----------
                                                                          292,092       1,226,491
Less current portion of lease rights included in prepaid expenses              --         (94,830)
                                                                       ----------     -----------
                                                                       $  292,092     $ 1,131,661
                                                                       ==========     ===========

Amortization expense aggregated $221,250, $888,480 and $573,214 for 2001, 2000 and 1999, respectively. The Company determined that it does not expect to utilize the canal harvest site and as a result has written-off the unamortized value of canal licensing rights totaling $783,523 at December 31, 2001. The total written-off is included in assets written-down in the consolidated statement of operations in 2001.

                      CELL TECH INTERNATIONAL INCORPORATED
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 -- LONG-TERM DEBT

Long-term debt consists of the following:

                                                                                             December 31,
                                                                                     ----------------------------
                                                                                        2001              2000
                                                                                     -----------      -----------
Receivable loans, advances and inventory loans, secured by substantially all of the assets of the Company, interest at the prime rate plus 2.5% per annum
   (7.5% at December 31, 2001), expiring June 30, 2002                               $   633,852      $ 1,105,012

Term loans and equipment acquisition loans, secured by substantially all of the assets of the Company, interest at prime rate plus 2.75% (7.75% at December
   31, 2001) and repayable in 60 monthly installments by July 1, 2004                  1,213,344        1,691,541

Note payable to a nonprofit organization, secured by rights of property and leasehold improvements, with annual payments of $75,000 including interest at
   6.25%, maturing July 19, 2005 (see Note 10)                                           313,790          313,790

Note payable to a university with monthly installments of $3,500 per month, paid
   in full in April 2001                                                                      --           14,000
                                                                                     -----------      -----------

                                                                                       2,160,986        3,124,343
Less current portion                                                                  (2,160,986)      (2,862,683)
                                                                                     -----------      -----------
                                                                                     $        --      $   261,660
                                                                                     ===========      ===========

In June 1999, the Company entered into a $15 million Line of Credit Agreement with a financial institution. The agreement has four parts: Receivable Loans, Advances and Inventory Loans, Term Loans, and Equipment Acquisition Loans. The Receivable Loans and the Advances and Inventory Loans bear interest at a rate equal to the prime rate plus 2.5% per annum, effectively 7.5% at December 31, 2001, and expire June 30, 2002. The Term Loans and Equipment Acquisition Loans bear interest at a rate equal to the prime rate plus 2.75%, effectively 7.75% at December 31, 2001, and are repayable in 60 monthly installments by July 1, 2004. The Company incurs a minimum monthly interest charge for an amount equal to all interest that would have been accrued had the daily aggregate outstanding balance of all Loans been equal to 40% of the Maximum Dollar Debt.

The Line of Credit Agreement is guaranteed by the majority shareholders and substantially all of the assets of the Company. Certain restrictive covenants exist and the Company is not in compliance with such covenants.

In order to pay-off the outstanding balance the lender began withholding funds in August 1999 from the daily collections and applied such withholdings to the outstanding balance. The ability of the Company to borrow under the Line of Credit Agreement was also restricted as a result of the lender reducing the availability under the Line of Credit Agreement by the cumulative of the daily withholdings. As of March 13, 2002, the Company had no availability to draw on the line of credit.

The Company has classified all outstanding debt to the lender as a current liability.

                      CELL TECH INTERNATIONAL INCORPORATED
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 -- INCOME TAX

The Company incurred certain loan fees amounting to $864,505, upon closing of the agreement. The Line of Credit incurs annual loan fees, a renewal fee and an early termination fee.

The Company is subject to Federal income taxes subsequent to June 20, 1999. As the Company has experienced operating losses for the years 2001, 2000 and 1999, no income tax is provided.

On June 20, 1999, NAC and NEC elected to change their tax status from an S-Corporation to a C-Corporation. There is no significant difference between the Company's net loss and net loss per share as reported in the 1999 consolidated statement of operations compared with the net loss and net loss per share that would have been reported if NAC and NEC were taxed as a C-Corporation effective as of January 1, 1999.

At December 31, 2001, the Company had state and federal net operating loss carryforwards available to offset future taxable income of approximately $10.5 million that expire at various dates through 2021.

The primary components of temporary differences which compose the Company's net deferred tax assets and liabilities as of December 31, 2001 and 2000 are as follows:

                                                          December 31,
                                                 ------------------------------
                                                     2001               2000
                                                 -----------        -----------
Deferred tax assets (liability):
   Inventory adjustments                         $   645,000        $   644,832
   Accrued expenses                                  308,000            308,436
   Litigation reserve                                633,000            632,940
   Other                                              38,000             38,047
                                                 -----------        -----------
Current deferred tax assets                        1,624,000          1,624,255
                                                 -----------        -----------
Net operating losses and credits                   3,790,000          2,982,305
Depreciation                                      (1,500,000)        (1,645,074)
Write down of equipment                            1,036,000                 --
                                                 -----------        -----------
Non-current deferred tax assets                    3,326,000          1,337,231
                                                 -----------        -----------
Net deferred tax assets                            4,950,000          2,961,486
Less: valuation allowance                         (4,950,000)        (2,961,486)
                                                 -----------        -----------
                                                 $        --        $        --
                                                 ===========        ===========

The Company annually evaluates the realization of the net deferred tax asset, taking into consideration prior earnings history, projected operating results and the reversal of temporary tax differences. At December 31, 2001 and 2000, the Company recorded a valuation allowance as a result of the uncertainty relating to the realizability of the net deferred asset.

                      CELL TECH INTERNATIONAL INCORPORATED
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 -- STOCK OPTIONS AND WARRANTS

Warrants

On August 6, 1999, the Company issued warrants to purchase shares of its common stock to the following parties for their services as follows:

                                             Number of      Exercise
                                              Warrants       Price         Term
                                             ---------      --------       ----
Andromeda                                     100,000       $1.3337       5 year
Hateley & Hampton                             300,000       $0.0749       5 year
Wharton Capital                               267,000       $0.0749       5 year

The Company recognized $400,000 of expense in 1999 for the warrants granted to Andromeda and Hateley & Hampton for services calculated using the Black Scholes pricing model to determine fair value. The assumptions used in the Black Scholes pricing model were a discount rate of 5.16%, a volatility of 1%, a dividend yield of 1% and a term of l year.

On October 19, 1999, the Company sold 1,157,895 shares of its common stock with warrants to purchase 1,157,895 shares of its common stock in a private placement to Mr. Zubair Kazi (see Note 12) for $1,515,625, net of fundraising costs of $134,375. In connection with this transaction, the Company also issued warrants to purchase 150,000 and 100,000 shares of its common stock to Pacific Basin and Richard Wade, respectively. Each warrant has a 5-year term and an exercise price of $1.425 per share. The Company also issued 50,000 shares of its common stock, at fair market value which amounted to $134,375, to Pacific Basin Capital for their services. Warrant activity during the years ended December 31, 2001, 2000 and 1999 is summarized as follows:

                                                    Shares             Price
                                                   ---------      --------------
Outstanding at January 1, 1999                       193,429      $ 7.27 - 84.65

      Granted                                      2,074,895       0.075 - 1.425
                                                   ---------      --------------
Outstanding at December 31, 1999                   2,268,324       0.075 - 84.65

      Granted                                             --                  --
                                                   ---------      --------------
Outstanding at December 31, 2000                   2,268,324       0.075 - 84.65

      Granted                                             --                  --
      Expired                                       (128,926)                 --
                                                   ---------      --------------
Outstanding at December 31, 2001                   2,139,398      $0.075 - 84.65
                                                   =========      ==============

The above options have a weighted average remaining contractual life of 2.56 years.

                      CELL TECH INTERNATIONAL INCORPORATED
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 -- STOCK OPTIONS AND WARRANTS (CONTINUED)

1996 Stock Incentive Plan

In June 1996, the Company adopted the 1996 Stock Incentive Plan (the 1996 Plan) pursuant to which the Company's Board of Directors may grant stock options to officers, key employees, and consultants. The 1996 Plan authorizes grants of options to purchase up to 64,504 shares of authorized but unissued common stock. Stock options are granted with an exercise price equal to the stock's fair market value at the date of grant. The stock option activity is as follows:

                                                     Shares           Price
                                                    -------       --------------
Outstanding, December 31, 1998                       41,785       $4.77 - 142.49
      Granted                                        16,126                 3.05
      Expired                                       (32,109)       4.77 - 142.49
      Exercised                                          --                   --
                                                    -------       --------------
Outstanding, December 31, 1999                       25,802        3.05 - 142.49
      Granted                                            --                   --
      Expired                                            --                   --
      Exercised                                          --                   --
                                                    -------       --------------
Outstanding, December 31, 2000                       25,802        3.05 - 142.49
      Granted                                            --                   --
      Expired                                            --                   --
      Exercised                                          --                   --
                                                    -------       --------------
Outstanding, December 31, 2001                       25,802       $3.05 - 142.49
                                                    =======       ==============

The above options have a weighted average remaining contractual life of 3.51 years.

In addition to the options provided for in the 1996 Plan, in early 1996, 13,131 options were issued to certain officers, employees and consultants at an exercise price of $57.84 per share, each with a five-year term. All the outstanding options related to these grants expired in 2001. The Company granted 691 options to certain former directors on September 25, 1996 to replace certain options, which terminated upon resignation of such directors in connection with the Company's initial public offering. These 691 options have an exercise price of $65.11 per share and a ten-year term. During 1998, 1,382 stock options were issued to a director, at an exercise price of $98.65 per share and a ten-year term. During 1998, 4,607 stock options were issued to a consultant at an exercise price of $14.98 and a five-year term. Outstanding options at December 31, 2001 have a weighted average remaining contractual life of 2.55 years.

The 2000 Stock Incentive Plan

On February 14, 2000, the Board of Directors approved a new stock incentive plan (the 2000 Plan). The 2000 Plan is for the benefit of employees, consultants and non-employee directors of the Company and its subsidiaries. The maximum number of shares with respect to which stock options or stock appreciation rights may be grated or awarded as restricted stock under the 2000 Plan is 700,000 shares in aggregate of common stock of the Company.

                      CELL TECH INTERNATIONAL INCORPORATED
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9-- STOCK OPTIONS AND WARRANTS (CONTINUED)

The 2000 Plan provides for options to purchase 15,000 shares of common stock of the Company to be automatically granted to each Non-Employee Director who was serving as a member of the Board of Directors on the date the 2000 Plan was adopted (Initial Non-Employee Director Options). The 2000 Plan also provides for 10,000 shares of common stock of the Company to be automatically granted to each Non-Employee Director, who is serving on or elected to the Board of Directors at each annual meeting of the stockholders of the Company after the date the 2000 Plan is adopted (Regular Non-Employee Director Options). The options issued are Non-Qualified Options.

During December 2001, 45,000 options were granted to Non-Employee Directors under the 2000 Plan. These options have an exercise price of not less than 100% of the fair market value of the stock at the date of the grant.

Pro Forma Disclosure

The pro forma net loss and net loss per share as if compensation cost was computed based on the fair value at the grant date computed under SFAS No. 123 for employee stock options are as follows:

                                                 December 31,
                             ---------------------------------------------------
                                  2001               2000               1999
                             -------------      -------------      -------------

Net loss:
   As reported               $  (5,015,350)     $  (2,783,939)     $  (4,140,824
   Pro forma                    (5,015,350)        (2,783,939)        (4,140,824
Net loss per share:
   As reported               $       (0.47)     $       (0.26)     $       (0.45
   Pro forma                         (0.47)             (0.26)             (0.45
                             =============      =============      =============

The fair value of stock options granted was determined using the Black Scholes option-pricing model with the following weighted-average assumptions: no expected dividend yield, risk-free interest rate of 5.1%, volatility of 0%, and an expected life of 5 years.

NOTE 10 -- COMMITMENTS AND CONTINGENCIES

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

                      CELL TECH INTERNATIONAL INCORPORATED
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 -- COMMITMENTS AND CONTINGENCIES (CONTINUED)

On October 23, 1997, the Oregon Department of Agriculture issued an Administrative Rule on the sale of blue-green algae, which stated that "the agency has decided to adopt the 1 microgram per gram (1 ppm) level of Microcystin in blue-green algae." This ruling may have an impact on the Company's ability to process and distribute the raw algae harvested and finished goods produced. Such ruling may also decrease the amount of salable inventory on hand and may therefore have an adverse impact on the Company's ability to realize the carrying value of its inventories. Management has recognized that an impairment of its inventory may exist and therefore has recorded its best estimate of the effect by establishing a reserve in the amount of $900,000 at December 31, 2001 and 2000 for the possible effects of inventories which may become unsaleable under this Rule. The Oregon Department of Agriculture has raised no questions about the Company's products under this Rule to date.

Litigation

In 1996, the Company entered into an agreement with one of its vendors to deliver 600,000 wet pounds of algae per month for processing for a five-year period. The minimum monthly volume level increased in September 1996 to 1,000,000 wet pounds of algae. On or about February 6, 1998, the vendor filed a complaint against the Company. The complaint alleges that the Company wrongfully terminated a contract requiring the Company to provide to the vendor not less than a contractually agreed amount of raw product for processing every month, or pay a penalty based on the shortfall until the contract was validly terminated. In its amended complaint, the vendor is seeking $780,930 in damages as of February 1998, plus additional damages that allegedly are continuing to accrue, plus prejudgment interest and prevailing party attorney fees as provided by the contract. The Company counter-claimed for breach of contract, alleging liquidated damages due, overcharges, and failure to deliver product, consequential damage for failure to utilize quality control methods required by the contract, prejudgment interest and attorney fees. Subsequent to December 31, 2000, a settlement agreement was negotiated in which the parties have agreed to dismiss the lawsuit and counter-claim and to enter into a new agreement for the processing of algae for a five-year period. The parties have also agreed that the Company will pay $1,656,000 (included in accounts payable at December 31, 2001) to the vendor; $1 million of which will be paid in cash and $656,000 will be in the form of a promissory note payable to the vendor with interest at 10.5% per annum. As of December 31, 2001, the Company has not signed the processing and settlement agreements. The agreements are expected to be executed upon the Company's receipt of financing. Subsequent to December 31, 2001, the parties have reached an interim arrangement whereby the Company will pay $0.15 per pound processed by the vendor until a formal agreement is finalized.

On January 16, 2001, the Company filed an action against Glenn Foods in the Circuit Court of Klamath County alleging, among other things, that Glenn Foods breached an agreement with the Company for the manufacture of SBG Square Meal Bars and BG Bites by failing to produce products according to Company specifications, refusing to turn over the formula, and failing to refund the money. The Company is seeking monetary damages of approximately $226,345 for all causes specified in the complaint. The matter is presently in the discovery phase and no trial date has been scheduled.

                      CELL TECH INTERNATIONAL INCORPORATED
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 -- COMMITMENTS AND CONTINGENCIES (CONTINUED)

In October 2001, Teachers for Truth in Advertising filed an action in the Superior Court for the County of Tulare, State of California, alleging among other things, that the Company's advertising is untrue or misleading, that the Company's business practices are unlawful and fraudulent and unfair and that the website contains misleading information about the products and the benefits that a consumer may derive from their use. The plaintiff is seeking injunctive relief, corrective advertising, and restitution to California consumers who purchased the products. The matter is presently in the discovery phase and no trial date has been scheduled. The Company does not believe that the plaintiff's complaint is meritorious and believes that the Company will prevail in this matter.

On January 28, 2002, the Company terminated our lease between NAC and Klamath Cold Storage, Inc. ("KCS"), a corporation owed by the principal shareholders, Daryl Kollman and Marta Kollman. On February 19, 2002, Daryl Kollman, on behalf of himself and as an officer of KCS, filed two separate Notice of Claim of Lien upon Chattels (the "Possessory Liens") against the Company and its wholly owned subsidiary, NAC and/or NEC, in the County of Klamath, State of Oregon, claiming a lien upon them by alleging among other things, that the Company owes him and Marta Kollman approximately $508,246 in past due rent and that the Company owes KCS approximately $576,232 in past due rent for the use of certain real property owned by him and Marta Kollman, the Company's President and Chief Executive Officer, and KCS. Through the Possessory Liens, Daryl Kollman is claiming that the Company is not entitled to remove any of our property from the premises and that the properties will be subject to foreclosure proceedings. The Company does not believe that Daryl Kollman will prevail in this matter and has retained legal counsel to represent the Company.

The Company is also involved in various legal matters arising in the normal course of business. In the opinion of management, the Company's liability, if any, arising from legal proceedings related to these matters is not expected to have a material effect on the consolidated financial statements of the Company.

On March 27, 2002, the Nature Conservancy, a nonprofit corporation (the "Plaintiff"), filed an action against us in the Circuit Court of the State of Oregon, for the County of Klamath, alleging among other things, that our wholly owned subsidiary The New Earth Company ("NEC") has failed to pay the annual payment due on a non-interest bearing promissory note (the "Note") executed and delivered to Plaintiff and that NEC's failure to make the payment constitutes a default under certain provisions of the Note and a trust deed (the "Trust Deed") to secure payment under the Note. The Plaintiff is seeking $375,000 in principal due under the Note plus interest from the date of default in addition to certain leasehold rights that the Trust Deed grants to it. The Plaintiff is also seeking injunctive relief to recover rent payments from any sublessees. We have retained legal counsel to represent us in this matter. The Company has previously recorded the net present value of the Note, which has a balance of $313,790 has been included in current portion of long-term debt in the consolidated balance sheet at December 31, 2001.

Lien on Company Stock

The Company stock owned by majority shareholders Daryl J. Kollman and Marta C. Kollman, is the subject of a tax lien filed by the Internal Revenue Service for income taxes due from them arising from taxable income attributed from the Company. The lien is subordinated in favor of the lender for the Receivable Loans, Advances and Inventory Loans, Term Loans, and Equipment Acquisition Loans (Note 7).

                      CELL TECH INTERNATIONAL INCORPORATED
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 -- COMMITMENTS AND CONTINGENCIES (CONTINUED)

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

                      CELL TECH INTERNATIONAL INCORPORATED
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 -- COMMITMENTS AND CONTINGENCIES (CONTINUED)

Covenants Related to the Private Placement to Mr. Zubair Kazi

In connection with the sale of 1,157,895 common shares to a private investor in 1999, the Company made certain promises to the investor. In the event that the consolidated shareholders' equity of the Company is less than $20,000,000 at December 31, 1999 and the first reset date (see below), the Company shall immediately issue to Mr. Zubair Kazi additional common stock and warrants. The amount shall equal 1,157,895 multiplied by the percentage by which the shareholders' equity is less than $20,000,000. The Company did not maintain a shareholders' equity of $20,000,000 at December 31, 1999 and as a result, 681,798 shares and 681,798 warrants were due to Mr. Kazi as of December 31, 2000. As of December 31, 2001, there were 1,606,117 shares and 1,606,117 warrants due to Mr. Kazi. The accrued liability related to the issuance of these shares and warrants is $325,239 and has been accounted for in the financial statements.

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

Since the Company has not filed its first registration statement, the first reset date has not yet occurred.

                      CELL TECH INTERNATIONAL INCORPORATED
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 -- COMMITMENTS AND CONTINGENCIES (CONTINUED)

Leases

The Company has noncancelable operating leases (Note12), primarily for facilities space, vehicles and phone systems, which expire over the next five years and thereafter. Future minimum lease payments under operating leases are summarized as follows:

Years ending December 31,                                                Amount
-------------------------                                               --------
       2002                                                             $ 98,922
       2003                                                               99,352
       2004                                                               99,795
       2005                                                               57,951
       Thereafter                                                        219,114
                                                                        --------

                                                                        $575,134
                                                                        ========

Rent expense for 2001, 2000 and 1999 aggregated $1,178,496, $1,366,149 and
$1,447,101, respectively.

NOTE 11 -- EMPLOYEE BENEFIT PLAN

Effective June 1, 1994, the Company established a 401(k) Employee Savings Plan which allows eligible employees to contribute up to 15% of their compensation annually. The plan allows for Company matching at the discretion of management. Each employee receives a pro rata allocation of the discretionary matching based on the employee's compensation in relation to the compensation of all participants entitled to profit sharing contributions. The Company matching aggregated $52,614, $60,134 and $99,315 in 2001, 2000 and 1999, respectively.

NOTE 12 -- RELATED PARTY TRANSACTIONS

The lease agreements described and summarized in Note 12 include certain building and equipment leases in which the lessors are shareholders of the Company. Rental payments to the shareholders for 2001, 2000 and 1999 aggregated $1,127,855, $1,149,528 and $1,197,152, respectively.

The amount payable to a related party at December 31, 2001 and 2000 is due to the President of the Company and relates to unpaid rent on properties owned by the President.

The Company purchases promotional publications from an entity with common ownership. Payments for promotional publications to the shareholders for 2001, 2000 and 1999 aggregated $0, $0 and $15,360, respectively.

The Company also received management fees and other income of $196,218 and $209,142 from its shareholders during 2001 and 2000, respectively, which is included in other income in the consolidated statement of operations.

The Company paid consulting fees to a director of $32,500, $32,500 and $38,852 during 2001, 2000 and 1999, respectively.

The Company paid a law firm, which is owned by a director, legal fees of $0, $0 and $632,502 during 2001, 2000 and 1999, respectively.

                      CELL TECH INTERNATIONAL INCORPORATED
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 -- OTHER INCOME

Other income insists of the following:

                                                        Years ended December 31,
                                               -------------------------------------------
                                                  2001           2000              1999
                                               ---------      -----------      -----------
August celebration sales                       $  16,058      $    27,750      $    38,457
Genealogy fee income                             102,924          163,648          234,739
Interest income                                   37,981           57,507           87,852
Miscellaneous income (expense)                   313,846          286,916          683,767
Management fee income from a related party       196,217          195,917           66,660
Stock penalties                                  (75,239)        (250,000)              --
Gain (loss) on disposal of assets                 15,175          (60,693)         (98,815)
                                               ---------      -----------      -----------
                                               $ 606,962      $   421,045      $ 1,012,660
                                               =========      ===========      ===========

NOTE 14 -- CONCENTRATION OF CUSTOMERS AND SUPPLIERS

No customers accounted for more than 10% of sales during the years ended December 31, 2001, 2000 and 1999. One vendor supplied approximately 55%, 27% and 23% of the products that the Company purchased for the years then ended.

NOTE 15 -- QUARTERLY RESULTS (UNAUDITED)

Quarterly results for the years ended December 31, 2001 and 2000 are reflected below:

                                               First            Second           Third          Fourth(a)
-----------------------------------------------------------------------------------------------------------
2001

Revenue                                    $  8,062,064      $ 7,603,248      $ 7,278,704      $ 7,068,060
Operating loss                             $   (935,474)     $  (706,956)     $  (437,693)     $(2,919,954)
Net loss                                   $ (1,048,261)     $  (748,594)     $  (423,908)     $(2,794,587)
Net loss per share - basic and diluted     $       (.10)     $      (.07)     $      (.03)     $      (.27)

2000

Revenue                                    $ 11,135,803      $ 9,970,884      $ 9,166,080      $ 8,703,896
Operating loss                             $   (286,993)     $  (832,112)     $  (486,540)     $  (830,847)
Net loss                                   $   (313,586)     $  (802,013)     $  (629,912)     $(1,038,428)
Net loss per share - basic and diluted     $       (.03)     $      (.08)     $      (.06)     $      (.09)

(a)   Includes fourth quarter adjustments.

During the fourth quarter of 2001, the Company recorded adjustments that increased its net loss by approximately $2.9M, which includes a charge to Write-down expense for the impairment of certain Property, Plant & Equipment of $2.6 million.

                      CELL TECH INTERNATIONAL INCORPORATED
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16 -- SUBSEQUENT EVENTS

Cancellation of Surety Bonds

In April 2002, the Company was informed that their insurance carrier had issued a 30-day notice of cancellation with respect to some of the surety bonds due to the going concern opinion that was issued for fiscal year ended December 31, 2000. The Company is attempting to find another carrier to provide comparable surety bonds. In the event that the Company is unable to successfully obtain new surety bonds, it will be required to post sufficient collateral directly with the various entities that require the bonds in order to be able to continue to perform their obligations under the various agreements. The bonds relate to the non-resident status for sales tax in Canada, tax payments with the Nevada Department of Taxation, various bonds for the use and harvesting from the Canals and a highway use tax with the Oregon Department of Transportation.