Form 10-Q
period 2002-03-31
CELL TECH INTERNATIONAL INC
filed 2002-06-18
CIK 1015194

2002
================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)

     |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2002

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

                    As of May 31, 2002, the number of shares
                  outstanding of the registrant's sole class of
                   common stock, par value $0.01 per share was
                                   10,640,895.

                                TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION.................................................1

      Consolidated Balance Sheets..............................................1
      Consolidated Statement of Operations.....................................2
      Consolidated Statements of Cash Flows....................................3
      Notes to Consolidated Financial Statements...............................4
   ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
   RESULTS OF OPERATIONS......................................................11
      Overview................................................................11
      Results of Operations...................................................12
      Three months ended March 31, 2002 compared with the three month2 ended March 31, 2001....................................................12
      Liquidity and Capital Resources.........................................14
      Cash Flows..............................................................15
      Recent Accounting Pronouncements........................................15
      Special Note Regarding Forward-Looking Statements.......................16
   ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.........17

PART II - OTHER INFORMATION...................................................17

   ITEM 1. LEGAL PROCEEDINGS..................................................17
      Dispute Between Principal Shareholders..................................18
   ITEM 2. CHANGES IN SECURITIES..............................................19
   ITEM 3. DEFAULTS UPON SENIOR SECURITIES....................................19
   ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS................19
   ITEM 5. OTHER INFORMATION..................................................19
   ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K...................................19
   SIGNATURES.................................................................24

                      CELL TECH INTERNATIONAL INCORPORATED
                                AND SUBSIDIARIES

                         Part I - Financial Information

Item 1. Financial Statements

                           Consolidated Balance Sheets

                                                                           (Unaudited)
                                                                             March 31,   December 31,
                                                                               2002          2001
                                                                           -----------   -----------
Assets

Current assets
   Receivables                                                             $   284,974   $   327,083
   Inventories, current portion                                              2,000,000     2,000,000
   Prepaid expenses                                                            394,977       460,860
                                                                           -----------   -----------
Total current assets                                                         2,679,951     2,787,973
                                                                           -----------   -----------

Inventories, net of current portion                                          6,975,222     7,304,778
Property and equipment, net of accumulated depreciation                      7,211,622     7,318,683
Property and equipment held for sale, net                                    2,226,893     2,271,305
Other assets                                                                   329,251       292,092
                                                                           -----------   -----------
Total assets                                                               $19,422,939   $19,974,801
                                                                           ===========   ===========

Liabilities and Shareholders' Equity

Current liabilities
   Bank overdraft                                                          $   419,455   $   763,105
   Accounts payable                                                          2,527,369     2,527,080
   Commissions payable                                                       1,280,814     1,219,135
   Sales taxes payable                                                          87,283        82,343
   Accrued payroll and related liabilities                                     286,561       252,944
   Other accrued expenses                                                      909,805     1,133,438
   Current portion of long-term debt                                         2,042,329     2,160,986
   Related party payable                                                     1,010,578     1,086,099
                                                                           -----------   -----------
Total current liabilities                                                    8,564,194     9,225,129
                                                                           -----------   -----------
Long-term liabilities
   Long-term debt, net of current portion                                           --            --
                                                                           -----------   -----------
Total liabilities                                                            8,564,194     9,225,129
                                                                           -----------   -----------

Commitments and contingencies (Note 5)

Shareholders' equity
   Series A convertible preferred stock - no par value; 4,175,000 shares
     authorized; none issued and outstanding in 2002 and 2001                       --            --
   Series B convertible preferred stock - no par value; 800,000 shares
     authorized; none issued and outstanding in 2002 and 2001                       --            --
   Undesignated preferred stock - no par value; 1,825,000 shares
     authorized; none issued and outstanding in 2001 and 2001                       --            --
   Common stock - $.01 par value; in 2002 and 2001, 50,000,000 shares
     authorized, 10,640,895 and 10,640,895 shares issued and outstanding       106,409       106,409
   Additional paid-in capital                                                2,299,696     2,299,696
   Retained earnings                                                         8,452,640     8,343,566
                                                                           -----------   -----------
Total shareholders' equity                                                  10,858,745    10,749,672
                                                                           -----------   -----------
Total liabilities and shareholders' equity                                 $19,422,939   $19,974,801
                                                                           ===========   ===========

          See accompanying notes to consolidated financial statements.

                      CELL TECH INTERNATIONAL INCORPORATED
                                AND SUBSIDIARIES

                      Consolidated Statement of Operations

                                                                 (Unaudited)
                                                         For the Three Months Ended
                                                                  March 31,
                                                        ----------------------------
                                                            2002            2001
                                                        ------------    ------------
Sales                                                   $  7,105,704    $  8,062,064

Cost of sales                                              1,965,995       2,578,332
                                                        ------------    ------------
Gross profit                                               5,139,709       5,483,732

Commissions                                                3,390,812       3,953,788
                                                        ------------    ------------
Gross profit after commissions                             1,748,897       1,529,944

Operating Expenses:
   Selling expenses                                          887,692       1,126,770
   General and administrative                                255,049         801,678
   Shipping and handling expenses                            428,866         467,387
   Research and development                                   35,880          69,583
                                                        ------------    ------------
Operating income (loss)                                      141,410        (935,474)

Other income                                                  14,809          66,300

Interest expense, net                                        (47,146)       (179,087)
                                                        ------------    ------------
Net income (loss)                                            109,073      (1,048,261)
                                                        ============    ============
Basic and diluted income  (loss) per share              $       0.01    $      (0.10)
                                                        ============    ============
Weighted average number of common shares outstanding
   used to calculate basic and diluted loss per share     12,317,783      10,640,895
                                                        ============    ============

          See accompanying notes to consolidated financial statements.

                      CELL TECH INTERNATIONAL INCORPORATED
                                AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows

                                                                (Unaudited)
                                                         For the Three Months Ended
                                                                 March 31,
                                                         --------------------------
                                                            2002           2001
                                                         -----------    -----------
Cash flows from operating activities
   Net income (loss)                                     $   109,073    $(1,048,261)
   Adjustments to reconcile net income (loss) to cash
     provided by operating activities:
     Depreciation and amortization                           303,786        869,103
     Loss on sale of fixed assets                              3,381             --
     Changes in assets and liabilities:
       Receivables                                            42,109        155,556
       Inventories                                           329,556        365,326
       Prepaid expenses                                       65,883         74,369
       Other assets                                          (37,158)       (26,142)
       Accounts payable                                          289         (7,467)
       Commissions payable                                    61,679        (10,350)
       Sales tax payable                                       4,940        (10,810)
       Accrued payroll and payroll related liabilities        33,617         64,486
       Other accrued expenses                               (223,633)        18,720
                                                         -----------    -----------
Net cash provided by operating activities                    693,522        444,530
                                                         -----------    -----------
Cash flows from investing activities
   Purchase of property and equipment                       (156,395)      (200,268)
   Proceeds from sale of equipment                               700             --
                                                         -----------    -----------
Net cash used for investing activities                      (155,695)      (200,268)
                                                         -----------    -----------
Cash flows from financing activities
   Bank overdraft                                           (343,650)        39,627
   Net payments on long-term debt                           (118,656)      (419,685)
   Net (repayments) proceeds from related party debt         (75,521)       135,796
                                                         -----------    -----------
Net cash used for financing activities                      (537,827)      (244,262)
                                                         -----------    -----------
Net change in cash and cash equivalents                           --             --

Cash and cash equivalents, beginning of year                      --             --
                                                         -----------    -----------

Cash and cash equivalents, end of year                   $        --    $        --
                                                         ===========    ===========
Supplemental disclosure of cash flow information
   Cash paid during the period for:
     Interest                                            $    47,146    $   165,750
                                                         ===========    ===========

          See accompanying notes to consolidated financial statements.

                      CELL TECH INTERNATIONAL INCORPORATED
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 -- SUMMARY OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

Business

Cell Tech International Incorporated ("Cell Tech") and The New Algae Company ("NAC"), collectively the "Company," are engaged in the production and marketing of food supplement products made with blue-green algae harvested from Klamath Lake, Oregon. The Company uses a multi-level distributor network throughout the United States and Canada to distribute its products.

Presentation of Interim Information

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Company's management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, considered necessary for a fair statement of the Company's financial information as of and for the periods presented. The consolidated results of operations of any interim period are not necessarily indicative of the consolidated results of operations to be expected for the fiscal year. For further information, refer to the consolidated financial statements and accompanying footnotes included in the Company's annual report on Form 10-K for the year ended December 31, 2001.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As previously reported, the Company has suffered recurring losses from operations and has negative working capital. In addition, the Company is not in compliance with certain restrictive covenants of its $15 million Line of Credit Agreement with a financial institution. These factors raise substantial doubt about the Company' ability to continue as a going concern.

Basis of Consolidation

The accompanying consolidated financial statements of the Company include the accounts of Cell Tech and its subsidiary NAC. Intercompany transactions and balances have been eliminated on consolidation.

Use of Estimates

The preparation of the financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect amounts reported in the financial statements and accompanying notes. Actual results could differ materially from those estimates.

                      CELL TECH INTERNATIONAL INCORPORATED
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 -- SUMMARY OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

Revenue Recognition

The Company recognizes revenue from the sale of its products upon shipment. The Company estimates an allowance for sales returns based on historical experience with product returns.

Sales Incentives

In November 2001, the Emerging Issues Task Force ("EITF") issued EITF Issue No. 01-09, "Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor's Products," which addresses the accounting for consideration given by a vendor to a customer or a reseller of the vendor's products. In April 2001, the EITF reached a consensus on EITF Issue No. 00-25, "Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor's Products," which provides guidance on the income statement classification of consideration from a vendor to a reseller in connection with the reseller's purchase of the vendor's products or to promote sales of the vendor's products. The Company pays commissions to its distributors as compensation for sales and marketing activities as evidenced by downline growth and sales volume and thus classifies these expenses as a cost and not a reduction of revenue. There was no effect on the consolidated financial position, results of operations or cash flows as a result of implementation of this pronouncement.

Goodwill and Other Intangible Assets

Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142 Goodwill and Other Intangible Assets (SFAS 142). Under SFAS 142, Goodwill and indefinite life intangible assets are no longer amortized but will be reviewed annually, or more frequently if impairment indicators arise, for impairment. Other intangible assets with finite lives, consisting of trademarks with a carrying value of $57,302 at January 1, 2002, will continue to be amortized over their estimated useful lives of 10 years. As of the date of the adoption of the new accounting standards, there was no remaining goodwill to be amortized.

Impairment or Disposal of Long-Lived Assets

On January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144, which addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of, supercedes SFAS No. 121. The adoption of SFAS No. 144 did not have effect financial position or results of operations.

NOTE 2 -- EARNINGS PER SHARE COMPUTATION

The computations of the weighted-average common shares used in the computation of basic and diluted net loss per share is based on 12,317,783 and 10,640,895 shares for the three months ended March 31, 2002 and 2001, respectively. Potential dilutive securities were not included in the EPS calculation since

                      CELL TECH INTERNATIONAL INCORPORATED
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

their effect would be antidilutive. Potential dilutive securities consisted of outstanding stock options and convertible preferred stock and common stock purchase warrants.

NOTE 3 -- RECENT ACCOUNTING PRONOUNCEMENTS

In July 2001, the FASB issued Statement of Financial Accounting Standards No. 143 ("SFAS No. 143"), "Accounting for Asset Retirement Obligations." SFAS No. 143 establishes standards associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. The Company has not yet assessed the impact of this standard on its financial statements, but does not expect the impact to be material.

NOTE 4 -- CONTINGENCIES

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

On October 23, 1997, the Oregon Department of Agriculture issued an Administrative Rule on the sale of blue-green algae, which stated that "the agency has decided to adopt the 1 microgram per gram (1 ppm) level of Microcystin in blue-green algae." This ruling may have an impact on the Company's ability to process and distribute the raw algae harvested and finished goods produced. Such ruling may also decrease the amount of salable inventory on hand and may therefore have an adverse impact on the Company's ability to realize the carrying value of its inventories. Management has recognized that an impairment of its inventory may exist and therefore has recorded its best estimate of the effect by establishing a reserve in the amount of $900,000 at March 31, 2002 and December 31, 2001 for the possible effects of inventories which may become unsaleable under this Rule. The Oregon Department of Agriculture has raised no questions about the Company's products under this Rule to date.

Litigation

The Company is involved in various legal matters arising in the normal course of business. In the opinion of management, the Company's liability, if any, arising from legal proceedings related to these matters is not expected to have a material effect on the consolidated financial statements of the Company.

On March 27, 2002, the Nature Conservancy, a nonprofit corporation (the "Plaintiff"), filed an action against us in the Circuit Court of the State of Oregon, for the County of Klamath, alleging among other things, that our wholly owned subsidiary The New Earth Company ("NEC") has failed to pay the annual payment due on a non-interest bearing promissory note (the "Note") executed and delivered to Plaintiff and that NEC's failure to make the payment constitutes a default under certain provisions of the Note and a trust deed (the "Trust Deed") to secure payment under the Note. The Plaintiff is seeking $375,000 in

                      CELL TECH INTERNATIONAL INCORPORATED
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

principal due under the Note plus interest from the date of default in addition to certain leasehold rights that the Trust Deed grants to it. The Plaintiff is also seeking injunctive relief to recover rent payments from any sublessees. We have retained legal counsel to represent us in this matter. The Company has previously recorded the net present value of the Note, which has a balance of $313,790 included in long-term debt in the consolidated balance sheet at March 31, 2002.

On January 28, 2002, the Company terminated its lease between NAC and Klamath Cold Storage, Inc. ("KCS"), a corporation owned by some of its principal shareholders, Daryl Kollman and Marta Kollman. On February 19, 2002, Daryl Kollman, on behalf of himself and as an officer of KCS, filed two separate Notice of Claim of Lien upon Chattels (the "Possessory Liens") against it and its wholly owned subsidiary, NAC and/or NEC, in the County of Klamath, State of Oregon, claiming a lien upon it and its wholly owned subsidiaries by alleging among other things, that the Company owes him and Marta Kollman approximately $497,525 in past due rent and that the Company owes KCS approximately $511,432 in past due rent for its use of certain real property owned by him and Marta Kollman, our President and Chief Executive Officer, and KCS. Through the Possessory Liens, Daryl Kollman is claiming that the Company is not entitled to remove any of its property from the premises and that the properties will be subject to foreclosure proceedings. On or about June 6, 2002, Daryl Kollman filed a lawsuit in the Circuit Court for the State Oregon, County of Klamath, to evict the Company from the facilites it occupies that are owned by Daryl Kollman and Marta Carpenter (formerly known as Marta Kollman), and has also purported to file, in the name of Klamath Cold Storage, a separate lawsuit to evict the Company from the premises it occupies that are owned by Klamath Cold Storage. Marta Carpenter is seeking to stop the evictions and the Company is resisting Daryl Kollman's attempt to evict it. The properties in question include the Company's facilities for processing and storing its products. The Company believes it could not easily obtain subtitute facilities. If the Company is evicted from the properties, it would have a material adverse impact on the Company's financial condition and its ability to operate. The Company has retained legal counsel to represent it in this matter.

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

In 1996, the Company entered into an agreement with one of its vendors to deliver 600,000 wet pounds of algae per month for processing for a five-year period. The minimum monthly volume level increased in September 1996 to 1,000,000 wet pounds of algae. On or about February 6, 1998, the vendor filed a complaint against the Company. The complaint alleges that the Company wrongfully terminated a contract requiring the Company to provide to the vendor not less than a contractually agreed amount of raw product for processing every month, or pay a penalty based on the shortfall until the contract was validly terminated. In its amended complaint, the vendor is seeking $780,930 in damages as of February 1998, plus additional damages that allegedly are continuing to accrue, plus prejudgment interest and prevailing party attorney fees as provided by the contract. The Company counter-claimed for breach of contract, alleging liquidated damages due, overcharges, and failure to deliver product, consequential damage for failure to utilize quality control methods required by the contract, prejudgment interest and attorney fees. In the first quarter of 2002, a settlement agreement was negotiated in which the parties have agreed to dismiss the lawsuit and counter-claim and to enter into a new agreement for the processing of algae for a five-year period. The parties have also agreed that the Company will pay $1,656,000 (included in accounts payable at March 31, 2002) to the vendor; $1 million of which will be paid in cash and $656,000 will be in the form of a promissory note payable to the vendor with interest at 10.5% per annum. As of March 31, 2002, the Company has not signed the processing and settlement agreements. The agreements are expected to be executed upon the Company's receipt of financing. In the first quarter of 2002, the parties have reached an

                      CELL TECH INTERNATIONAL INCORPORATED
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

interim arrangement whereby the Company will pay $0.15 per pound processed by the vendor until a formal agreement is finalized.

                      CELL TECH INTERNATIONAL INCORPORATED
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 4 -- CONTINGENCIES (Continued)

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

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Covenants Related to the Private Placement to Mr. Zubair Kazi

In connection with the sale of 1,157,895 common shares to a private investor in 1999, the Company made certain promises to the investor. In the event that the consolidated shareholders' equity of the Company is less than $20,000,000 at December 31, 1999 and the first reset date (see Annual Report on Form 10K for the year ended December 31, 2000, incorporated herein by reference), the Company shall immediately issue to Mr. Zubair Kazi ("Kazi") additional common stock and warrants. The amount shall equal 1,157,895 multiplied by the percentage by which the shareholders' equity is less than $20,000,000. The Company did not maintain a shareholders' equity of $20,000,000 at December 31, 1999 and as a result, 1,893,134 shares and 1,893,134 warrants are due to Kazi as of March 31, 2002. The accrued liability related to the issuance of these shares and warrants of $381,207, based on the fair value of the securities, has been accounted for in the financial statements. The Company is obligated, upon the effective date of its next registration statement (First reset date), to issue additional purchased securities in accordance with certain reset rights. Since the Company has not yet filed its first registration statement, the first reset date has not yet occurred.

Additionally, the shares sold were to be registered within 120 days of the sale. Additional penalties have accrued until such time that the shares are registered. The additional expense in 2002, through March 31, 2002, is $55,968.

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

The following discussion is intended to assist in the understanding of our financial position and our results of operations for the three months ended March 31, 2002 compared to the same period in 2001. The Consolidated Financial Statements and related Notes should be referred to in conjunction with this discussion. Unless stated otherwise, all financial information presented below, throughout this report and in the Consolidated Financial Statements and related Notes includes all of our subsidiaries on a consolidated basis.

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

We harvest SBGA and manufacture most of our products at our modern production facilities in Klamath Falls, Oregon. We market our products through independent Distributors located in all fifty states, the District of Columbia, Guam, Puerto Rico, American Samoa, the Virgin Islands and Canada. We encourage our Distributors to recruit interested people as new Distributors for our products. These recruits are placed beneath the recruiting Distributor in the "network" and are referred to as the distributor's "downline" or "organization." Distributors earn commissions on sales by their organizations as well as retail profits on the sales they generate directly. We assist Distributors in establishing their own businesses and provide support programs such as audio and videotapes for training, empowerment teams, seminars and an annual convention called the August Celebration at our headquarters. We have approximately 46,065 active Distributors as of March 31, 2002 compared to approximately 54,643 active Distributors as of March 31, 2001. We define an active Distributor as having purchased products in the last six months.

Our income per share was $0.01 for the three months ended March 31, 2002 compared to a loss of $0.10 per share in 2001. The net income for the three months ended March 31, 2002 totaling $0.10 million is primarily attributable to a decrease in costs, specifically due to the Company no longer recording depreciation expense on the harvest site assets that have been identified as being held for sale. The net loss for the three months ended March 31, 2001 totaling $1.0 million primarily related to the decrease in net sales.

Results of Operations

The following table summarizes our unaudited operating results as a percentage of net sales for each of the periods indicated.

                                     Three Months Ended March 31,
                                    -----------------------------
                                        2002             2001
                                    ------------     ------------
Revenue                                    100.0%           100.0%

Cost of sales                               27.7             32.2
                                    ------------     ------------
Gross profit                                72.3             67.8

Commissions                                 47.7             49.0
                                    ------------     ------------
Gross profit after commissions              24.6             18.8

Operating Expenses:

   Selling expenses                         12.5             14.0
   General and administrative                3.6             10.0
   Shipping and handling expenses            6.0              5.8
   Research and development                  0.5              0.9
                                    ------------     ------------
Operating income (loss)                      2.0            (11.6)

Other income                                 0.1             (0.8)

Interest expense                            (0.6)            (2.2)
                                    ------------     ------------
Net income (loss) before taxes               1.5            (13.0)

Income tax benefit                            --               --
                                    ------------     ------------
Net income (loss)                            1.5            (13.0)
                                    ============     ============

Three months ended March 31, 2002 compared with the three months ended March 31, 2001

Net sales for the three months ended March 31, 2002 were $7.1 million, a decrease of $0.96 million or 12% from net sales of $8.1 million for the three months ended March 31, 2001. The decrease in sales is directly related to a 12% decrease in orders for the same period. Average order size remained the same at $118 compared to the same period. The average number of distributors for the three months ended March 31, 2002 decreased to an average of 46,902, which was 15% lower than the average of 55,139 distributors for the three months ended March 31, 2001. Sales of our food supplement products are made through a multi-level marketing network of distributors, so sales are linked with the number of distributors.

Gross profit represents net sales less the cost of goods sold, which includes the cost of harvesting blue-green algae from Klamath Lake, the cost of other materials, direct labor expenses, an allocation of overhead costs, amortization, and depreciation. Gross profit increased to 72% from 68% of net sales between the three months ended March 31, 2002 and 2001, respectively. The increase in the gross profit margin is due to the fixed cost component of cost of goods sold decreasing as a result of the cessation of the recording of depreciation expense of certain fixed assets at the harvest site. These fixed assets have been classified as held for sale as a result of the decision taken by management not to continue to harvest at the harvest site at this time but rather to harvest using the on-lake barge.

Gross profit after commissions represents gross profit less commission expense. Commission expense for the three months ended March 31, 2002 and 2001 was $3.4 million and $3.95 million, respectively, a decrease of $0.56 million or 14%. We are a multi-level marketing organization. Distributors make up our sales force. Distributors buy algae products for their own consumption plus they actively recruit other distributors into our network. Distributors are paid commissions based upon their personal sales volumes and the sales of distributors beneath them in their network. During the three months ended March 31, 2001, the Company implemented a new commission structure in an attempt to attract and retain Distributors. Commission expense as a percentage of sales was 47.7% and 49% during the three months ended March 31, 2002 and 2001, respectively. The decrease in the expense as a percentage of sales is due to the implementation of the revised commission system.

Operating expenses include shipping and handling expenses, selling expenses, research and development expenses and general and administrative expenses. In total, operating expenses decreased $0.8 million or 30% to $1.7 million for the three months ended March 31, 2002 from $2.5 million for the three months ended March 31, 2001. The components of operating expenses are discussed below.

      o Selling expenses includes order operator and distributor services expenses, marketing and promotion expenses, and the expenses of the Office of the President and CEO. Selling expenses decreased $0.2 million between 2002 and 2001 to $0.9 million from $1.1 million. This decrease was primarily due to a decrease in salaries and compensation of $89,000. Selling expenses as a percent of net sales were 12.5% for the three months ended March 31, 2002 and 14.0% of sales for the three months ended March 31, 2001.

      o General and administrative expenses decreased by $0.55 million between 2002 and 2001 to $0.25 million from $0.8 million. For the three months ended March 31, 2002, general and administrative expenses averaged 3.6% of sales while they were 10% of sales for the three months ended March 31, 2001. The decrease between 2002 and 2001 is attributable a decrease in payroll costs associated with the cost-cutting initiative of the Company and a decrease in legal and consulting fees incurred during 2002. Additionally, we did not renew the canal lease and as a result this cost was not recorded in 2002.

      o Shipping and handling expenses includes purchasing, receiving, and materials management. Shipping and handling expenses decreased $0.04 million or 8.2%, to $0.43 million in 2002 from $0.47 million in 2001. The decrease was due to a $38,521 decrease in freight expenses in 2002 due to the overall decrease in sales. Shipping and handling expenses as a percent of net sales increased to 6.0% for the three months ended March 31, 2002 from 5.8% for the three months ended March 31, 2001.

      o Research and development expenses decreased 48.4% to approximately $36,000 in 2002 from approximately $70,000 in 2001, which constituted 0.5% and 0.9% of net sales, respectively.

Other income decreased to $14,809 for the three months ended March 31, 2002 from approximately $66,300 for the three months ended March 31, 2001 principally due to a decrease in sundry income collected from Distributors and also by recording the fair value cost of penalty shares and warrants to be issued to an investor in the amount of $56,000.

Net interest expense decreased to approximately $47,000 for the three months ended March 31, 2002 from $179,000 for the three months ended March 31, 2001. This decrease was due to a decrease in minimum interest charges paid to the current lender, partially offset by a decrease in interest expense due to a decrease in outstanding debt in 2002 versus 2001. Net Interest expense represented 0.6% and 2.2% of sales for each of the three months ended March 31, 2002 and 2001, respectively.

Net loss decreased 110% to result in net income of $109,073 for the three months ended March 31, 2002 from a net loss of $1,048,261 for the comparable period in 2001. As a percentage of net sales, net income increased to 1.5% for the three months ended March 31, 2002 from a loss of 13% for the comparable period in 2001. The dollar increase was due to net sales decreasing by 12%, offset by the curtailment of various operating expenses.

Liquidity and Capital Resources

The Company has experienced recurring net losses and has a working capital deficit at March 31, 2002 amounting to $5,884,243, a decrease of $1,497,963 from a working capital deficit of $7,382,206 as of March 31, 2001. At March 31, 2002, we had a bank overdraft of $419,455 versus a bank overdraft of $1,350,178 as of March 31, 2001. In addition, the Company is not in compliance with certain restrictive covenants of its $15 million Line of Credit Agreement with a financial institution. As a result, at December 31, 2001 (the Company's fiscal year end), the Company's independent certified public accountants have expressed substantial doubt about the Company's ability to continue as a going concern.

We believe that the future cash flows from operations and suspension of dividend payments to shareholders should be adequate to fund our operations for at least the next twelve months. We have no present commitments or agreements with respect to any acquisitions or purchases of manufacturing facilities or new technologies. As a result of a resolution of the Board of Directors and, as set forth in a recent court order regarding the dispute between Marta and Daryl Kollman, we are no longer paying Daryl Kollman consulting fees in the aggregate amount of $120,000 per year. Any future changes in our operations could consume available capital resources faster than anticipated. Our capital requirements depend on numerous factors, including:

      o     the introduction of new products;

      o change in the number of Distributors and the retention of the current Distributor base; and

      o     research and development efforts.

We have an ample supply of algae inventory for use in capsules and tablets (10.2 months are frozen and 4.4 months are freeze-dried powder) and for use with vendor products (160 months are frozen and 78 months are freeze-dried powder). Accordingly, we do not anticipate a shortage of supply. This availability of inventory usage is based on our current consumption levels and our experts have informed us that the nutritional quality of our algae does not change significantly as a result of our harvesting and storage methods. As a result of the large volume of inventory on hand, a portion of the inventory has been classified as a long-term asset. If existing capital resources are insufficient to meet our capital requirements, we would be required to raise additional funds, which we cannot assure will be available on favorable terms, if at all.

Cash Flows

Net cash flows provided by operating activities for the three months ended March 31, 2002 amounted to $693,522 compared to cash flows provided by operations of $444,530 for the three months ended March 31, 2001. The increase in cash flows generated by operations is primarily due to a $0.3 million increase in selling profit between the three months ended March 31, 2002 and 2001 and changes in current assets and liabilities.

Cash flows used in investing activities for the three months ended March 31, 2002 was $155,695, representing a decrease of $44,573 from net cash used for investing activities of $200,268 for the three months ended March 31, 2001, due to a decrease in equipment purchases during the three months ended March 31, 2002.

Net cash flows used for financing activities was $537,827 for the three months ended March 31, 2001 versus net cash used for financing activities of $244,262 during 2001. This change is principally due to a $343,650 decrease in our bank overdraft during 2002 versus 2001 and a decrease in the proceeds from related party borrowings.

Recent Accounting Pronouncements

Pronouncements Adopted

Sales Incentives

In November 2001, the Emerging Issues Task Force ("EITF") issued EITF Issue No. 01-09, "Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor's Products," which addresses the accounting for consideration given by a vendor to a customer or a reseller of the vendor's products. In April 2001, the EITF reached a consensus on EITF Issue No. 00-25, "Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor's Products," which provides guidance on the income statement classification of consideration from a vendor to a reseller in connection with the reseller's purchase of the vendor's products or to promote sales of the vendor's products. We pay commissions to our distributors as compensation for sales and marketing activities as evidenced by downline growth and sales volume and thus classifies these expenses as a cost and not a reduction of revenue. There was no effect on the consolidated financial position, results of operations or cash flows as a result of implementation of this pronouncement.

Goodwill and Other Intangible Assets

Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142 Goodwill and Other Intangible Assets (SFAS 142). Under SFAS 142, Goodwill and indefinite life intangible assets are no longer amortized but will be reviewed annually, or more frequently if impairment indicators arise, for impairment. Other intangible assets with finite lives, consisting of trademarks with a carrying value of $57,302 at January 1, 2002, will continue to be amortized over their estimated useful lives of 10 years.

Impairment or Disposal of Long-Lived Assets

On January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144, which addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of, supercedes SFAS No. 121. The adoption of SFAS No. 144 did not have effect financial position or results of operations.

Pronouncements Not Yet Adopted

In July 2001, the FASB issued Statement of Financial Accounting Standards No. 143 ("SFAS No. 143"), "Accounting for Asset Retirement Obligations." SFAS No. 143 establishes standards associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. The Company has not yet assessed the impact of this standard on its financial statements, but does not expect the impact to be material.

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

Our primary market risks include fluctuations in our variable interest rates. Our management believes that fluctuation in variable interest rates in the near term would not materially affect our consolidated operating results, financial position or cash flows as we have limited risks related to interest rate fluctuations.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Other than as indicated below, there have been no material changes in, or additions to, the legal proceedings previously reported in our Annual Report on Form 10-K (File No. 0-21015) for year ended December 31, 2001 as filed with the Commission on May 23, 2002.

On January 28, 2002, we terminated our lease between NAC and Klamath Cold Storage, Inc. ("KCS"), a corporation owned by our principal shareholders, Daryl Kollman and Marta Kollman. On February 19, 2002, Daryl Kollman, on behalf of himself and as an officer of KCS, filed two separate Notice of Claim of Lien upon Chattels (the "Possessory Liens") against us and our wholly owned subsidiary, NAC and/or NEC, in the County of Klamath, State of Oregon, claiming a lien upon us and our wholly owned subsidiaries by alleging among other things, that we owe him and Marta Kollman approximately $508,246 in past due rent and that we owe KCS approximately $576,232 in past due rent for our use of certain real property owned by him and Marta Kollman, our President and Chief Executive Officer, and KCS. Through the Possessory Liens, Daryl Kollman is claiming that we are not entitled to remove any of our property from the premises and that the properties will be subject to foreclosure proceedings. On or about June 6, 2002, Daryl Kollman has a lawsuit in the Circuit Court for the State Oregon, County of Klamath, to evict us from the facilities we occupy that are owned by Daryl Kollman and Marta Carpenter (formerly known as Marta Kollman), and has also purported to file, in the name of Klamath Cold Storage, a separate lawsuit to evict us from the premises we occupy that are owned by Klamath Cold Storage. Marta Carpenter is seeking to stop the evictions and we are resisting Daryl Kollman's attempt to evict us. The properties in question include our facilities for processing and storing our products. We believe we could not easily obtain substitute facilities. If we are evicted from the properties, it would have a material adverse impact on our financial condition and our ability to operate. We have retained legal consel to represent us in this matter.

On March 27, 2002, the Nature Conservancy, a nonprofit corporation (the "Plaintiff"), filed an action against us in the Circuit Court of the State of Oregon, for the County of Klamath, alleging among other things, that our wholly owned subsidiary The New Earth Company ("NAC") has failed to pay the annual payment due on a non-interest bearing promissory note (the "Note") executed and delivered to Plaintiff and that NAC's failure to make the payment constitutes a default under certain provisions of the Note and a trust deed (the "Trust Deed") to secure payment under the Note. The Plaintiff is seeking $375,000 in principal due under the Note plus interest from the date of default in addition to certain leasehold rights that the Trust Deed grants to it. The Plaintiff is also seeking injunctive relief to recover rent payments from any sublessees. We have retained legal counsel to represent us in this matter. We have previously recorded the net present value of the Note, which has a balance of $313,790 included in long-term debt in the consoldated balance sheet at March 31, 2002.

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

On January 29, 2002, the Court issued its written Order after the matter was heard before the court at trial on December 10, 11, and 12, 2001. The Court ruled that Marta Kollman and Daryl Kollman were each entitled to an equal division of their respective stock ownership in our Company, thus resulting in no change in our current ownership. The Court also ruled that Daryl Kollman and Marta Kollman's joint ownership in certain real property assets leased by us from them will be divided equally in each property and that they must sell the properties and improvements to pay the indebtedness to the Internal Revenue Service. Any remaining proceeds after the payment of Federal and State taxes applicable to the sale will be shared equally.

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

Item 4. Submission of Matters to a Vote of Security Holders

      None.

Item 5. Other Information

      None.

Item 6. Exhibits and Reports on Form 8-K

      (a)   Exhibits required by Item 601 of Regulation S-K

Exhibit Number    Description
-------------    -----------

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

(b)   Reports on Form 8-K.          None.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Klamath Falls, State of Oregon on June 18, 2002.

                      CELL TECH INTERNATIONAL INCORPORATED

          Signature                          Title                   Date
          ---------                          -----                   ----

By: /s/ Marta C. Kollman        President and Chief Executive     June 18, 2002
       -----------------             Officer and Director
        Marta C. Kollman        (principal executive officer,
                               principal financial officer and
                                principal accounting officer)