Form 10-Q
period 2002-06-30
CELL TECH INTERNATIONAL INC
filed 2002-08-19
CIK 1015194

2002
================================================================================

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

                  For the quarterly period ended June 30, 2002

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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_| .

      As of August 15, 2002, the number of shares outstanding of the registrant's sole class of common stock, par value $0.01 per share was 10,640,895.

                                TABLE OF CONTENTS

Part I - Financial Information.........................................................................1

      Consolidated Balance Sheets......................................................................1
      Consolidated Statements of Income (Loss).........................................................2
      Consolidated Statements of Cash Flows............................................................3
      Notes to Consolidated Financial Statements.......................................................4
   ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS......11
      Overview........................................................................................11
      Results of Operations...........................................................................12
      Three months ended June 30, 2002 compared with the three months ended June 30, 2001.............12
      Six months ended June 30, 2002 compared with the six months ended June 30, 2001.................14
      Liquidity and Capital Resources.................................................................15
      Cash Flows......................................................................................16
      Recent Accounting Pronouncements................................................................16
      Special Note Regarding Forward-Looking Statements...............................................17
   ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.................................18

PART II - OTHER INFORMATION...........................................................................19

   ITEM 1. LEGAL PROCEEDINGS..........................................................................19
   ITEM 2. CHANGES IN SECURITIES......................................................................21
   ITEM 3. DEFAULTS UPON SENIOR SECURITIES............................................................21
   ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS........................................21
   ITEM 5. OTHER INFORMATION..........................................................................21
      Dispute Between Principal Shareholders..........................................................21
   ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K...........................................................22
   SIGNATURES.........................................................................................27

                      CELL TECH INTERNATIONAL INCORPORATED
                                AND SUBSIDIARIES

                         Part I - Financial Information

Item 1. Financial Statements
--------------------------------------------------------------------------------

                           CONSOLIDATED BALANCE SHEETS

                                                                               June 30,      December 31,
                                                                                 2002            2001
                                                                             -----------     ------------
Assets                                                                       (Unaudited)
Current assets
   Receivables                                                               $   276,506     $   327,083
   Inventories, current portion                                                2,000,000       2,000,000
   Prepaid expenses                                                              258,959         460,860
                                                                             -----------     -----------

Total current assets                                                           2,535,465       2,787,943
                                                                             -----------     -----------

Long-term inventories, net of current portion                                  6,673,623       7,304,778
Property and equipment, net of accumulated depreciation                        7,078,221       7,318,683
Property and equipment held for sale, net                                      2,256,893       2,271,305
Other assets                                                                     320,565         292,092
                                                                             -----------     -----------

Total assets                                                                 $18,864,767     $19,974,801
                                                                             ===========     ===========

Liabilities and Shareholders' Equity

Current liabilities
   Bank overdraft                                                            $   195,732     $   763,105
   Accounts payable                                                            2,159,956       2,527,078
   Commissions payable                                                         1,125,809       1,219,136
   Sales taxes payable                                                            69,774          82,343
   Accrued payroll and related liabilities                                       238,544         252,944
   Other accrued expenses                                                      1,235,998       1,133,438
   Current portion of long-term debt                                           2,015,675       2,160,986
   Related party payable                                                         912,046       1,086,099
                                                                             -----------     -----------

Total liabilities                                                              7,953,534       9,225,129
                                                                             -----------     -----------

Commitments and contingencies

Shareholders' equity
   Series A convertible preferred stock - no par value; 4,175,000 shares
     authorized; none issued and outstanding in 2002 and 2001                         --              --
   Series B convertible preferred stock - no par value; 800,000 shares
     authorized; none issued and outstanding in 2002 and 2001                         --              --
   Undesignated preferred stock - no par value; 1,825,000 shares
     authorized; none issued and outstanding in 2002 and 2001                         --              --
   Common stock - $.01 par value; in 2002 and 2001, 50,000,000 shares
     authorized, 10,640,895 and 10,640,895 shares issued and outstanding         106,409         106,409
   Additional paid-in capital                                                  2,299,696       2,299,696
   Retained earnings                                                           8,505,127       8,343,567
                                                                             -----------     -----------

Total shareholders' equity                                                    10,911,233      10,749,672
                                                                             -----------     -----------

Total liabilities and shareholders' equity                                   $18,864,767     $19,974,801
                                                                             ===========     ===========

          See accompanying notes to consolidated financial statements.

                      CELL TECH INTERNATIONAL INCORPORATED
                                AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF INCOME (LOSS)

                                            For the Six Months Ended            For the Three Months Ended
                                                     June 30,                              June 30,
                                              2002              2001              2002              2001
                                          ------------      ------------      ------------      ------------
                                           (Unaudited)       (Unaudited)       (Unaudited)       (Unaudited)
Revenue                                   $ 13,860,819      $ 15,665,312      $  6,755,115      $  7,603,248

Cost of sales                                3,876,212         5,024,949         1,910,217         2,446,618

Gross profit                                 9,984,607        10,640,363         4,844,898         5,156,630

Commissions                                  6,507,336         7,682,042         3,116,524         3,728,253
                                          ------------      ------------      ------------      ------------

Gross profit after commissions               3,477,271         2,958,321         1,728,374         1,428,377

Selling expenses                             1,814,415         2,095,583           926,723           968,813

General and administrative                     602,884         1,453,293           347,834           651,615

Shipping and handling expenses                 833,552           943,811           404,686           476,423

Research and development                        82,143           108,065            46,263            38,482
                                          ------------      ------------      ------------      ------------

Operating income (loss)                        144,277        (1,642,431)            2,867          (706,956)

Other income                                   113,018           196,999            98,209           130,699

Interest expense                               (95,735)         (351,425)          (48,589)         (172,337)
                                          ------------      ------------      ------------      ------------

Net income (loss)                         $    161,560      $ (1,796,857)     $     52,487      $   (748,594)

Basic and diluted income (loss) per
   share                                  $       0.01      $      (0.16)     $       0.01      $      (0.07)

Weighted average number of common
   shares outstanding used to
   calculate basic and diluted income
   (loss) per share                         12,467,534        10,640,895        12,467,534        10,640,895
============================================================================================================

          See accompanying notes to consolidated financial statements.

                      CELL TECH INTERNATIONAL INCORPORATED
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                             For the Six Months Ended
                                                                     June 30,
                                                           ----------------------------
                                                              2002              2001
                                                           -----------      -----------
Cash flows from operating activities
   Net income (loss)                                       $   161,560      $(1,796,857)
   Adjustments to reconcile net income (loss) to cash
     Provided by operating activities:
     Depreciation and amortization                             580,277        1,434,820
     Loss (gain) on sale of fixed assets                         3,381          (13,712)
     Changes in assets and liabilities:
       Receivables                                              50,577          181,280
       Inventories                                             631,155          871,491
       Prepaid expenses                                        201,901          184,701
       Other assets                                            (28,473)           9,476
       Accounts payable                                       (367,122)         564,374
       Commissions payable                                     (93,327)        (370,229)
       Sales tax payable                                       (12,569)         (20,371)
       Accrued payroll and payroll related liabilities         (14,400)         (41,173)
       Other accrued expenses                                  102,560          (99,881)
                                                           -----------      -----------
Net cash provided by operating activities                    1,215,520          903,919
                                                           -----------      -----------

Cash flows from investing activities
   Purchase of property and equipment                         (162,417)        (204,714)
   Proceeds from sale of equipment                                 700           45,000
   Additions to construction in progress                      (167,066)              --
                                                           -----------      -----------
Net cash used for investing activities                        (328,783)        (159,714)
                                                           -----------      -----------

Cash flows from financing activities
   Bank overdraft                                             (567,373)        (316,237)
   Payments on long-term debt                                 (145,311)        (685,038)
   Net proceeds from (repayment of) related party debt        (174,053)         257,070
                                                           -----------      -----------
Net cash used for financing activities                        (886,737)        (744,205)
                                                           -----------      -----------

Net increase (decrease) in cash and cash equivalents                --               --

Cash and cash equivalents, beginning of year                        --               --
                                                           -----------      -----------
Cash and cash equivalents, end of year                     $        --      $        --
                                                           ===========      ===========

Supplemental disclosure of cash flow information
   Cash paid during the year for:
     Interest                                              $    79,075      $   333,562
                                                           ===========      ===========

          See accompanying notes to consolidated financial statements.

                      CELL TECH INTERNATIONAL INCORPORATED
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As previously reported, the Company has suffered recurring losses from operations and has negative working capital. In addition, the Company is not in compliance with certain restrictive covenants of its $15 million Line of Credit Agreement with a financial institution. These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

NOTE 1-- SUMMARY OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Impairment or Disposal of Long-Lived Assets

On January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144, which addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of, supercedes SFAS No. 121. The adoption of SFAS No. 144 did not have an effect on the financial position or results of operations.

Shipping and Handling Cost

The Company adopted EITF 00-10, "Accounting for Shipping and Handling Fees and Costs", since December 15, 2000. All shipping and handling costs for goods shipped by the Company to customers are included in shipping and handling expenses in the statements of income (loss). Shipping and handling costs of goods shipped by the Company to customers for the six months ended June 30, 2002 and 2001 were $833,658 and $943,811, respectively.

                      CELL TECH INTERNATIONAL INCORPORATED
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 2 -- EARNINGS PER SHARE COMPUTATION

The computations of the weighted-average common shares used in the computation of basic and diluted net income (loss) per share is based on 12,467,534 and 10,640,895 shares for the three months ended June 30, 2002 and 2001, respectively. Potential dilutive securities were not included in the EPS calculation since their effect would be antidilutive. Potential dilutive securities consisted of outstanding stock options and common stock purchase warrants.

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

Statement of Financial Accounting Standards No. 145, "Rescission of SFAS Statements No. 4, 44, and 64, Amendment of SFAS Statement No. 13, and Technical Corrections" ("SFAS 145"), updates, clarifies and simplifies existing accounting pronouncements. SFAS 145 rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt." SFAS 145 amends SFAS No 13, "Accounting for Leases," to eliminate an inconsistency between the required accounting for sales-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. The provisions of SFAS 145 related to SFAS No. 4 and SFAS No. 13 are effective for fiscal years beginning and transactions occurring after May 15, 2002, respectively. It is anticipated that the financial impact of SFAS 145 will not have a material effect on the Company.

Statement of Financial Accounting Standards No. 146, Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146"), requires the Company to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS 146 replaces Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The provisions of SFAS 146 are to be applied prospectively to exit or disposal activities initiated after December 31, 2002.

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

On October 23, 1997, the Oregon Department of Agriculture issued an Administrative Rule on the sale of blue-green algae, which stated that "the agency has decided to adopt the 1 microgram per gram (1 ppm) level of Microcystin in blue-green algae." This ruling may have an impact on the Company's ability to process and distribute the raw algae harvested and finished goods produced. Such ruling may also decrease the amount of salable inventory on hand and may therefore have an adverse impact on the Company's ability to realize the carrying value of its inventories. Management has recognized that an impairment of its inventory may exist and therefore has recorded its best estimate of the effect by establishing a reserve in the amount of $900,000 at June 30, 2002 and December 31, 2001 for the possible effects of inventories which may become unsaleable under this Rule. The Oregon Department of Agriculture has raised no questions about the Company's products under this Rule to date.

Litigation

The Company is involved in various legal matters arising in the normal course of business. In the opinion of management, the Company's liability, if any, arising from legal proceedings related to these matters is not expected to have a material effect on the consolidated financial statements of the Company.

On March 27, 2002, the Nature Conservancy, a nonprofit corporation (the "Plaintiff"), filed an action against us in the Circuit Court of the State of Oregon, for the County of Klamath, alleging among other things, that our wholly owned subsidiary The New Earth Company ("NEC") has failed to pay the annual payment due on a non-interest bearing promissory note (the "Note") executed and delivered to Plaintiff and that NEC's failure to make the payment constitutes a default under certain provisions of the Note and a trust deed (the "Trust Deed") to secure payment under the Note. The Plaintiff is seeking $375,000 in principal due under the Note plus interest from the date of default in addition to certain leasehold rights that the Trust Deed grants to it. The Plaintiff is also seeking injunctive relief to recover rent payments from any sublessees. We have retained legal counsel to represent us in this matter. The Company has previously recorded the net present value of the Note, which has a balance of $313,790 included in current portion of long-term debt in the consolidated balance sheet at June 30, 2002

On January 28, 2002, the Company terminated its lease between NAC and Klamath Cold Storage, Inc. ("KCS"), a corporation owned by some of its principal shareholders, Daryl Kollman and Marta Kollman. On February 19, 2002, Daryl Kollman, on behalf of himself and as an officer of KCS, filed two separate Notice of Claim of Lien upon Chattels (the "Possessory Liens") against it and its wholly owned subsidiary, NAC and/or NEC, in the County of Klamath, State of Oregon, claiming a lien upon it and its wholly owned subsidiaries by alleging among other things, that the Company owes him and Marta

                      CELL TECH INTERNATIONAL INCORPORATED
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 4 -- CONTINGENCIES (continued)

Kollman approximately $497,525 in past due rent and that the Company owes KCS approximately $511,432 in past due rent for its use of certain real property owned by him and Marta Kollman, our President and Chief Executive Officer, and KCS. Through the Possessory Liens, Daryl Kollman is claiming that the Company is not entitled to remove any of its property from the premises and that the properties will be subject to foreclosure proceedings. On or about June 6, 2002, Daryl Kollman filed a lawsuit in the Circuit Court for the State Oregon, County of Klamath, to evict the Company from the facilities it occupies that are owned by Daryl Kollman and Marta Carpenter (formerly known as Marta Kollman), and has also purported to file, in the name of Klamath Cold Storage, a separate lawsuit to evict the Company from the premises it occupies that are owned by Klamath Cold Storage. Marta Carpenter is seeking to stop the evictions and the Company is resisting Daryl Kollman's attempt to evict it. The properties in question include the Company's facilities for processing and storing its products. The Company believes it could not easily obtain substitute facilities. If the Company is evicted from the properties, it would have a material adverse impact on the Company's financial condition and its ability to operate. The Company has retained legal counsel to represent it in this matter and at the present time, all parties have entered into mediation discussions and have voluntarily stayed any further litigation.

In October 2001, Teachers for Truth in Advertising filed an action in the Superior Court for the County of Tulare, State of California, alleging among other things, that the Company's advertising is untrue or misleading, that the Company's business practices are unlawful and fraudulent and unfair and that the website contains misleading information about the products and the benefits that a consumer may derive from their use. The plaintiff is seeking injunctive relief, corrective advertising, and restitution to California consumers who purchased the products. The parties have completed the discovery phase including depositions. The plaintiff's motion for summary judgment was denied by the court. The Company's summary judgment motion to dismiss is presently scheduled for August 30. 2002 and, if it is denied, the matter is scheduled to proceed to trial on September 30, 2002. The Company does not believe that the plaintiff's complaint is meritorious and believes that it will prevail in this matter.

In 1996, the Company entered into an agreement with one of its vendors to deliver 600,000 wet pounds of algae per month for processing for a five-year period. The minimum monthly volume level increased in September 1996 to 1,000,000 wet pounds of algae. On or about February 6, 1998, the vendor filed a complaint against the Company. The complaint alleges that the Company wrongfully terminated a contract requiring the Company to provide to the vendor not less than a contractually agreed amount of raw product for processing every month, or pay a penalty based on the shortfall until the contract was validly terminated. In its amended complaint, the vendor is seeking $780,930 in damages as of February 1998, plus additional damages that allegedly are continuing to accrue, plus prejudgment interest and prevailing party attorney fees as provided by the contract. The Company counter-claimed for breach of contract, alleging liquidated damages due, overcharges, and failure to deliver product, consequential damage for failure to utilize quality control methods required by the contract, prejudgment interest and attorney fees. In the first quarter of 2002, a settlement agreement was negotiated in which the parties have agreed to dismiss the lawsuit and counter-claim and to enter into a new agreement for the processing of algae for a five-year period. The parties have also agreed that the Company will pay $1,656,000 (included in accounts payable at June 30, 2002) to the vendor; $1 million of which will be paid in cash and $656,000 will be in the form of a promissory note payable to the vendor with interest at 10.5% per annum. As of June 30, 2002, the Company has not signed the processing and settlement agreements. The agreements are expected to be executed upon the Company's receipt of financing. In the first quarter of 2002, the parties have reached an interim

                      CELL TECH INTERNATIONAL INCORPORATED
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

arrangement whereby the Company will pay $0.15 per pound processed by the vendor until a formal agreement is finalized.

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

Dispute Between Principal Shareholders

In December 1999, Daryl Kollman and Marta Kollman (now known as Marta Carpenter), shareholders who together own approximately 82% of our outstanding shares of common stock, filed divorce proceedings. Daryl Kollman and Marta Kollman jointly, and their affiliate Klamath Cold Storage Co., are lessors of substantially all of our facilities, including office space, processing and freezer storage space. Although one lease is in effect until 2005, we lease the rest of these facilities on a month-to-month or year-to-year basis. The disposition of these properties pursuant to the divorce could have an adverse or disruptive effect on our operations, if the party who receives a particular property elects to significantly increase rents or terminate any such lease arrangement at the end of the then current lease term. In addition, compliance with discovery requests may also have a disruptive effect on our business and operations, and it may be necessary for our Chief Executive Officer, Marta Kollman, to spend a portion of her time devoted to handling matters related to the divorce. Moreover, Daryl Kollman is no longer actively involved in management and has been unwilling to execute personal guarantees on our behalf, as he has done in the past. On May 14, 2001, Marta Kollman petitioned the Circuit Court for the State of Oregon with a motion seeking, among other court orders, to enjoin Daryl Kollman from interfering with any future loan applications of Marta Kollman or us and a self executing judgment provision whereby the court would sign a loan application on behalf of Daryl Kollman. The court subsequently held that Daryl Kollman is to cease and desist from any such endeavors of interfering with our loan applications during the pendency of the dissolution proceedings and is prohibited from writing letters or communicating orally with any lending institutions unless requested to do so by the institution. The court also held that Daryl Kollman, if presented with loan documents to sign and if he objects to those documents in form or content, he must first raise it with the court.

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

                      CELL TECH INTERNATIONAL INCORPORATED
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

properties or provide for an adequate transition to other properties for the orderly continuation of our business.

NOTE 4 -- CONTINGENCIES (continued)

On May 20, 2002, a Judgment of Dissolution of Marriage was entered in the Klamath County Circuit Court. The judgment did not change the property ownership status between the parties.

Covenants Related to the Private Placement to Mr. Zubair Kazi

In connection with the sale of 1,157,895 common shares to a private investor in 1999, the Company made certain promises to the investor. In the event that the consolidated shareholders' equity of the Company is less than $20,000,000 at December 31, 1999 and the first reset date (see Annual Report on Form 10K for the year ended December 31, 2000, incorporated herein by reference), the Company shall immediately issue to Mr. Zubair Kazi ("Kazi") additional common stock and warrants. The amount shall equal 1,157,895 multiplied by the percentage by which the shareholders' equity is less than $20,000,000. The Company did not maintain a shareholders' equity of $20,000,000 at December 31, 1999 and as a result, 2,206,766 shares and 2,206,766 warrants are due to Kazi as of June 30, 2002. The accrued liability related to the issuance of these shares and warrants of $437,661, based on the fair value of the securities, has been accounted for in the financial statements. Additionally, the shares sold were to be registered within 120 days of the sale. Additional penalties have accrued until such time that the shares are registered. The additional expense in 2002, through June 30, 2002 was $112,422.

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

The following discussion is intended to assist in the understanding of our financial position and our results of operations for the six months ended June 30, 2002 compared to the same period in 2001. The Consolidated Financial Statements and related Notes should be referred to in conjunction with this discussion. Unless stated otherwise, all financial information presented below, throughout this report and in the Consolidated Financial Statements and related Notes includes all of our subsidiaries on a consolidated basis.

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

We harvest SBGA and manufacture most of our products at our modern production facilities in Klamath Falls, Oregon. We market our products through independent Distributors located in all fifty states, the District of Columbia, Guam, Puerto Rico, American Samoa, the Virgin Islands and Canada. We encourage our Distributors to recruit interested people as new Distributors for our products. These recruits are placed beneath the recruiting Distributor in the "network" and are referred to as the distributor's "downline" or "organization." Distributors earn commissions on sales by their organizations as well as retail profits on the sales they generate directly. We assist Distributors in establishing their own businesses and provide support programs such as audio and videotapes for training, empowerment teams, seminars and an annual convention called the August Celebration at our headquarters. We have approximately 43,393 active Distributors as of June 30, 2002 compared to approximately 54,528 active Distributors as of June 30, 2001. We define an active Distributor as having purchased products in the last six months.

Our income per share was $0.01 for the six months ended June 30, 2002 compared to a loss of $0.16 per share in 2001. The net income for the six months ended June 30, 2002 totaling $0.2 million is primarily attributable to a decrease in costs, specifically due to our decision to no longer record depreciation expense on the harvest site assets that have been identified as being held for sale. The net loss for the six months ended June 30, 2001 totaling $1.8 million primarily related to the decrease in net sales.

Results of Operations

      The following table summarizes our operating results as a percentage of net sales for each of the periods indicated.

                                        ------------------------------------------------------------
                                         Six Months ended June 30,       Three Months ended June 30,
                                         2002                 2001        2002                 2001
                                        -----                -----       -----                -----
Revenue                                 100.0%               100.0%      100.0%               100.0%

Cost of sales                            28.0                 32.1        28.3                 32.2
                                        -----                -----       -----                -----

Gross profit                             72.0                 67.9        71.7                 67.8

Commissions                              46.9                 49.0        46.1                 49.0
                                        -----                -----       -----                -----

Gross profit after commissions           25.1                 18.9        25.6                 18.8

Shipping and handling expenses            6.0                  6.0         6.0                  6.3

Selling expenses                         13.1                 13.4        13.7                 12.7

Research and development                  0.6                  0.7         0.7                  0.5

General and administrative                4.3                  9.3         5.1                  8.6
                                        -----                -----       -----                -----

Operating income (loss)                   1.0                (10.5)        0.0                 (9.3)

Other income                              0.8                  1.3         1.5                  1.7

Interest expense                          0.7                  2.2         0.7                  2.3
                                        -----                -----       -----                -----

Net income (loss) before taxes            1.2                (11.5)        0.8                 (9.8)

Income tax benefit                         --                   --          --                   --
                                        -----                -----       -----                -----

Net income (loss)                         1.2                (11.5)        0.8                 (9.8)
                                        =====                =====       =====                =====

Three months ended June 30, 2002 compared with the three months ended June 30, 2001

      Net sales for the three months ended June 30, 2002 were $6.8 million, a decrease of $0.8 million or 11.2% from net sales of $7.6 million for the three months ended June 30, 2001. The decrease in sales is directly related to a 14.1% decrease in orders for the same period. Average order size increased to $119 from $115 over the same period. The average number of distributors for the three months ended June 30, 2002 decreased to an average of 44,260, which was 19% lower than the average of 54,718 distributors for the three months ended June 30, 2001. Sales of our food supplement products are made through a multi-level marketing network of distributors, so sales are positively linked with the number of distributors.

      Gross profit represents net sales less the cost of goods sold, which includes the cost of harvesting blue-green algae from Klamath Lake, the cost of other materials, direct labor expenses, an allocation of overhead costs, amortization, and depreciation. Gross profit increased to 72% from 68% of net sales between the three months ended June 30, 2002 and 2001, respectively. The increase in the gross profit margin is mainly due to the reduction in depreciation expenses associated with the write-down of certain fixed assets.

      Gross profit after commissions represents gross profit less commission expense. Commission expense for the three months ended June 30, 2002 and 2001 was $3.1 million and $3.7 million, respectively, a decrease of $0.6 million, or 16.4%. We are a multi-level marketing organization. Distributors make up our sales force. Distributors buy algae products for their own consumption plus they actively recruit other distributors into our network. Distributors are paid commissions based upon their personal sales volumes and the sales of distributors beneath them in their network. Commission expense as a percentage of sales was 46% and 49% during the three months ended June 30, 2002 and 2001, respectively, due to the implementation of a new commission structure in January 2001 and implementation of a revised commission structure during the three months ended June 2002, in an attempt to attract and retain distributions. In addition, the elimination of the grandfather clauses in the commission structure began gradually in January 2001 and was completed by July 2001.

      Operating expenses include shipping and handling expenses, selling expenses, research and development expenses and general and administrative expenses. In total, operating expenses decreased $0.4 million or 19.2% to $1.7 million for the three months ended June 30, 2002 from $2.1 million for the three months ended June 30, 2001. The components of operating expenses are discussed below.

      o Selling expenses includes order operator and distributor services expenses, marketing and promotion expenses, and the expenses of the Office of the President and CEO. Selling expenses decreased $42,090, or 4.3%, between 2002 and 2001 to $0.9 million from $1.0 million. This decrease was primarily due to a decrease in salaries and compensation, a decrease in consulting costs and a decrease in utility costs. Selling expenses were 13.7% of sales for the three months ended June 30, 2002 and 12.7% of sales for the three months ended June 30, 2001.

      o General and administrative expenses decreased by $0.3 million between 2002 and 2001 to $0.3 million from $0.6 million. For the three months ended June 30, 2002, general and administrative expenses averaged 5.1% of sales while they were 8.6% of sales for the three months ended June 30, 2001. The decrease between 2002 and 2001 is attributable to a decrease in payroll and related costs as a result of the cost-cutting initiative we undertook, a decrease in legal and consulting fees incurred during 2002, and a decrease in costs associated with the consolidation of office space and leased facilities that occurred during 2001.

      o Shipping and handling expenses includes purchasing, receiving, and materials management. Shipping and handling expenses decreased $71,737 or 15.1%, to $0.4 million in 2002 from $0.5 million in 2001.
            The decrease was due to a decrease in freight expenses in 2002 due to the overall decrease in sales. Shipping and handling expenses as a percent of net sales decreased to 6.0% for the three months ended June 30, 2002 from 6.3% for the three months ended June 30, 2001 due to a slight reduction in related payroll expenses.

      o Research and development expenses increased 20% to $46,263 in 2002 from $38,482 in 2001, which constituted 0.7% and 0.5% of net sales, respectively.

      Other income decreased to $98,209 for the three months ended June 30, 2002 from $130,699 for the three months ended June 30, 2001 principally due to a decrease in sundry income collected from Distributors offset by recording the fair value cost of penalty shares and warrants to be issued to an investor in the amount of $56,454. Net interest expense decreased to $48,589 for the three months ended June 30, 2002 from approximately $172,000 for the three months ended June 30, 2001. This decrease was due to various fees paid to the current lender in 2001, offset by a decrease in interest expense due to a decrease in outstanding debt in 2002 versus 2001. Net interest expense represented 0.7% and 2.3% of sales for each of the three months ended June 30, 2002 and 2001, respectively.

      Net loss decreased $801,081 or 107% to a net income of $52,487 for the three months ended June 30, 2002 from a net loss of $748,594 for the comparable period in 2001. As a percentage of net sales, net income was 0.8% for the three months ended June 30, 2002 compared to a net loss of 10% for the comparable period in 2001. The dollar increase was due to a decrease in selling expenses and general and administrative expenses as a percentage of sales offset and a decrease in commission expense as a percentage of sales.

Six months ended June 30, 2002 compared with the six months ended June 30, 2001

      Net sales for the six months ended June 30, 2002 were $13,860,819, a decrease of 11.5% from net sales of $15,665,312 for the six months ended June 30, 2002. The decrease in sales is directly related to a 13% decrease in orders for the same period. Average order size increased to $119 from $116 over the same period. The average number of distributors for the six months ended June 30, 2001 decreased to an average of 45,581, which was 17% lower than the average of 54,928 distributors for the six months ended June 30, 2001. Sales of our food supplement products are made through a multi-level marketing network of distributors, so sales are positively linked with the number of distributors.

      Gross profit represents net sales less the cost of goods sold, which includes the cost of harvesting blue-green algae from Klamath Lake, the cost of other materials, direct labor expenses, an allocation of overhead costs, amortization, and depreciation. Gross profit increased to 72% from 68% of net sales between the six months ended June 30, 2002 and 2001, respectively. The increase in the gross profit margin is mainly due to the reduction of depreciation expenses associated with the write down of certain fixed assets.

      Gross profit after commissions represents gross profit less commission expense. Commission expense for the six months ended June 30, 2002 and 2001 was $6.5 million and $7.7 million, respectively, a decrease of $1.2 million, or 15.3%, respectively. We are a multi-level marketing organization. Distributors make up our sales force. Distributors buy algae products for their own consumption plus they actively recruit other distributors into our network. Distributors are paid commissions based upon their personal sales volumes and the sales of distributors beneath them in their network. During the six months ended June 30, 2002, we implemented a new commission structure in an attempt to attract and retain Distributors. Commission expense as a percentage of sales was 47% and 49% during the six months ended June 30, 2002 and 2001, respectively.

      Operating expenses include shipping and handling expenses, selling expenses, research and development expenses and general and administrative expenses. In total, operating expenses decreased $1.3 million or 28% to $3.3 million for the six months ended June 30, 2002 from $4.6 million for the six months ended June 30, 2001. The components of operating expenses are discussed below.

      o Selling expenses includes order operator and distributor services expenses, marketing and promotion expenses, and the expenses of the Office of the President and CEO. Selling expenses decreased $0.3 million between 2002 and 2001 to $1.8 million from $2.1 million. This decrease was primarily due to a decrease in salaries and compensation. Selling expenses were 13.1% of sales for the six months ended June 30, 2002 and 13.4% of sales for the six months ended June 30, 2001.

      o General and administrative expenses decreased by $0.9 million between 2002 and 2001 to $70.6 million from $1.5 million. For the six months ended June 30, 2002, general and administrative expenses averaged 4% of sales while they were 9.3% of sales for the six months ended June 30, 2001. The decrease between 2002 and 2001 is attributable to the penalties paid in 2001 relating to the early repayment of the outstanding balance of the loan from the former owner of Cell Tech, a decrease in legal and consulting fees incurred during 2002, and a decrease in costs associated with the consolidation of office space and leased facilities that occurred in 2001.

      o Shipping and handling expenses includes purchasing, receiving, and materials management. Shipping and handling expenses decreased $0.1 million or 11.7%, to $.8 million in 2002 from $0.9 million in 2001. The decrease was due to a decrease in freight expenses in 2002 due to the overall decrease in sales. Shipping and handling expenses as a percent of net sales was 6% for the six months ended June 30, 2002 and June 30, 2001, respectively.

      o Research and development expenses decreased 24% to $82,143 in 2002 from $108,065 in 2001, which constituted 0.6% and 0.7% of net sales, respectively.

      Other income decreased to $0.1 million for the six months ended June 30, 2002 from $0.2 million for the six months ended June 30, 2001 principally due to a decrease in sundry income collected from Distributors offset by recording the fair value cost of penalty shares and warrants to be issued to an investor in the amount of $112,422. Net interest expense decreased to $95,735 for the six months ended June 30, 2002 from $351,425 for the six months ended June 30, 2001. This decrease was due to a decrease in interest expense due to a decrease in outstanding debt in 2002 versus 2001, and due to various fees paid to the lender in 2001

      Net loss decreased 109% to net income of $161,560 for the six months ended June 30, 2002 from a net loss of $1,796,857for the comparable period in 2001. As a percentage of net sales, net income was 1.2% for the six months ended June 30, 2002 compared to a net loss of 11.5% for the comparable period in 2001. The dollar increase was due to net sales decreasing by 11.5%, offset by the curtailment of various operating expenses.

Liquidity and Capital Resources

      Working capital deficit at June 30, 2002 amounted to $5,418,069, a decrease of $1,019,117 from a working capital deficit of $6,437,186 as of December 31, 2001. At June 30, 2002, we had a bank overdraft of $195,732 versus a bank overdraft of $763,105 as of December 31, 2001. In addition, we are not in compliance with certain restrictive covenants of our $15 million Line of Credit Agreement with a financial institution. As a result, at December 31, 2001 (our fiscal year end), our independent certified public accountants have expressed substantial doubt about our ability to continue as a going concern.

      We believe that our future cash flows from operations, our existing capital resources, bank borrowings and suspension of dividend payments to shareholders, should be adequate to fund our operations for at least the next twelve months. We have no present commitments or agreements with respect to any acquisitions or purchases of manufacturing facilities or new technologies. As a result of a resolution of the Board of Directors and, as set forth in a recent court order regarding the dispute between Marta Carpenter and Daryl Kollman, we are no longer paying Daryl Kollman consulting fees in the aggregate amount of $120,000 per year. Any future changes in our operations could consume available capital resources faster than anticipated. Our capital requirements depend on numerous factors, including:

      o     the introduction of new products;

      o change in the number of Distributors and the retention of the current Distributor base; and

      o     research and development efforts.

      We have an ample supply of algae inventory for the use in capsules and tablets (10.2 month are frozen and 4.4 month are freeze-dried powder) and for use with vendor products (160 months are frozen and 78 months are freeze-dried powder). Accordingly, we do not anticipate a shortage of supply. This availability of inventory usage is based on our current consumption levels and our experts have informed us that the nutritional quality of our algae does not change significantly as a result of our harvesting and storage methods. As a result of the large volume of inventory on hand, a portion of the inventory has been classified as a long-term asset. If existing capital resources are insufficient to meet our capital requirements, we would be required to raise additional funds, which we cannot assure will be available on favorable terms, if at all.

Cash Flows

      Net cash flows provided by operating activities for the six months ended June 30, 2002 amounted to $1,215,520 compared to cash flows provided by operations of $903,919for the six months ended June 30, 2001. The increase in cash flows generated by operations is primarily due to changes in current assets and liabilities and the increase in net income.

      Cash flows used in investing activities for the six months ended June 30, 2002 was $328,783. This is an increase of $169,069 from net cash used for investing activities of $159,714for the six months ended June 30, 2001, due to an increase in construction in progress during the six months ended June 30, 2002 that were related to the construction of the barges to be used for harvesting purposes.

      Net cash flows used for financing activities was $886,737 for the six months ended June 30, 2002 versus net cash used for financing activities of $744,205 for the six months ended June 30, 2001. This change is principally due to a decrease in our bank overdraft during 2002 versus 2001, the net payments on long-term debt of $145,311 for the six months ended June 30, 2002, and an increase in the repayment of related party borrowings.

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

Goodwill and Other Intangible Assets

Effective January 1, 2002, we adopted Statement of Financial Accounting Standards No. 142 Goodwill and Other Intangible Assets (SFAS 142). Under SFAS 142, Goodwill and indefinite life intangible assets are no longer amortized but will be reviewed annually, or more frequently if impairment indicators arise, for impairment. Other intangible assets with finite lives, consisting of trademarks with a carrying value of $57,302 at January 1, 2002, will continue to be amortized over their estimated useful lives of 10years.

Impairment or Disposal of Long-Lived Assets

On January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144, which addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of, supercedes SFAS No. 121. The adoption of SFAS No. 144 did not have an effect on the financial position or results of operations.

Pronouncements Not Yet Adopted

In July 2001, the FASB issued Statement of Financial Accounting Standards No. 143 ("SFAS No. 143"), "Accounting for Asset Retirement Obligations." SFAS No. 143 establishes standards associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. We have not yet assessed the impact of this standard on our financial statements, but do not expect the impact to be material.

In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which is effective for fiscal years beginning after December 15, 2001. SFAS No. 144, which addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of, supercedes SFAS No. 121. While we are currently evaluating the impact the adoption of SFAS No. 144 will have on our financial position and results of operations, we do not expect such impact to be material.

Statement of Financial Accounting Standards No. 145, "Rescission of SFAS Statements No. 4, 44, and 64, Amendment of SFAS Statement No. 13, and Technical Corrections" ("SFAS 145"), updates, clarifies and simplifies existing accounting pronouncements. SFAS 145 rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt." SFAS 145 amends SFAS No 13, "Accounting for Leases," to eliminate an inconsistency between the required accounting for sales-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. The provisions of SFAS 145 related to SFAS No. 4 and SFAS No. 13 are effective for fiscal years beginning and transactions occurring after May 15, 2002, respectively. It is anticipated that the financial impact of SFAS 145 will not have a material effect on us.

Statement of Financial Accounting Standards No. 146, Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146"), requires us to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS 146 replaces Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The provisions of SFAS 146 are to be applied prospectively to exit or disposal activities initiated after December 31, 2002.

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

Daryl Kollman and Marta Carpenter have sole voting and investment power with respect to their shares. The Internal Revenue Service has a security interest in all of their shares pursuant to a Notice of Determination dated June 18, 1999, under the terms of which the shares are held in trust and will be released upon the payment of their federal income tax liabilities for various specified years. Daryl Kollman and Marta Carpenter will sell their shares as needed and allowed by federal and state securities laws to make quarterly payments to the Internal Revenue Service. They retain all voting rights incident to their shares while the shares are held in trust. The Internal Revenue Service may seize their shares from the trust if they fail to timely cure a default upon their commitments to the Internal Revenue Service under the Notice of Determination. The Internal Revenue Service would thereafter proceed to sell or judicially foreclose some or all of the shares for payment of their tax liabilities as allowed by applicable law.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Other than as indicated below, there have been no material changes in, or additions to, the legal proceedings previously reported in our Annual Report on Form 10-K (File No. 0-21015) for year ended December 31, 2001 as filed with the Commission on May 23, 2002.

On March 27, 2002, the Nature Conservancy, a nonprofit corporation (the "Plaintiff"), filed an action against us in the Circuit Court of the State of Oregon, for the County of Klamath, alleging among other things, that our wholly owned subsidiary The New Earth Company ("NAC") has failed to pay the annual payment due on a non-interest bearing promissory note (the "Note") executed and delivered to Plaintiff and that NAC's failure to make the payment constitutes a default under certain provisions of the Note and a trust deed (the "Trust Deed") to secure payment under the Note. The Plaintiff is seeking $375,000 in principal due under the Note plus interest from the date of default in addition to certain leasehold rights that the Trust Deed grants to it. The Plaintiff is also seeking injunctive relief to recover rent payments from any sublessees. We have retained legal counsel to represent us in this matter. We have previously recorded the net present value of the Note, which has a balance of $313,790 included in the current portion of long-term debt in the consolidated balance sheet at June 30, 2002.

On January 28, 2002, we terminated our lease between NAC and Klamath Cold Storage, Inc. ("KCS"), a corporation owned by our principal shareholders, Daryl Kollman and Marta Carpenter (formerly known as Marta Kollman). On February 19, 2002, Daryl Kollman, on behalf of himself and as an officer of KCS, filed two separate Notice of Claim of Lien upon Chattels (the "Possessory Liens") against us and our wholly owned subsidiary, NAC and/or NEC, in the County of Klamath, State of Oregon, claiming a lien upon us and our wholly owned subsidiaries by alleging among other things, that we owe him and Marta Carpenter approximately $508,246 in past due rent and that we owe KCS approximately $576,232 in past due rent for our use of certain real property owned by him and Marta Carpenter, our President and Chief Executive Officer, and KCS. Through the Possessory Liens, Daryl Kollman is claiming that we are not entitled to remove any of our property from the premises and that the properties will be subject to foreclosure proceedings. On or about June 6, 2002, Daryl Kollman has a lawsuit in the Circuit Court for the State Oregon, County of Klamath, to evict the Company from the facilities it occupies that are owned by Daryl Kollman and Marta Carpenter, and has also purported to file, in the name of Klamath Cold Storage, a separate lawsuit to evict the Company from the premises it occupies that are owned by Klamath Cold Storage. Marta Carpenter is seeking to stop the evictions and the Company is resisting Daryl Kollman's attempt to evict it. The properties in question include the Company's facilities for processing and storing its products. The Company believes it could not easily obtain substitute facilities. If the Company is evicted from the properties, it would have a material adverse impact on the Company's financial condition and its ability to operate. We have retained legal counsel to represent us in this matter and at the present time, all parties have entered into mediation discussions and have voluntarily stayed any further litigation.

In October 2001, Teachers for Truth in Advertising filed an action in the Superior Court for the County of Tulare, State of California, alleging among other things, that the Company's advertising is untrue or misleading, that the Company's business practices are unlawful and fraudulent and unfair and that the website contains misleading information about the products and the benefits that a consumer may derive from their use. The plaintiff is seeking injunctive relief, corrective advertising, and restitution to California consumers who purchased the products. The parties have completed the discovery phase including depositions. The plaintiff's motion for summary judgment was denied by the court. The Company's summary judgment motion to dismiss is presently scheduled for August 30. 2002 and, if it is denied, the matter is scheduled to proceed to trial on September 30, 2002. The Company does not believe that the plaintiff's complaint is meritorious and believes that it will prevail in this matter.

In 1996, the Company entered into an agreement with one of its vendors to deliver 600,000 wet pounds of algae per month for processing for a five-year period. The minimum monthly volume level increased in September 1996 to 1,000,000 wet pounds of algae. On or about February 6, 1998, the vendor filed a complaint against the Company. The complaint alleges that the Company wrongfully terminated a contract requiring the Company to provide to the vendor not less than a contractually agreed amount of raw product for processing every month, or pay a penalty based on the shortfall until the contract was validly terminated. In its amended complaint, the vendor is seeking $780,930 in damages as of February 1998, plus additional damages that allegedly are continuing to accrue, plus prejudgment interest and prevailing party attorney fees as provided by the contract. The Company counter-claimed for breach of contract, alleging liquidated damages due, overcharges, and failure to deliver product, consequential damage for failure to utilize quality control methods required by the contract, prejudgment interest and attorney fees. In the first quarter of 2002, a settlement agreement was negotiated in which the parties have agreed to dismiss the lawsuit and counter-claim and to enter into a new agreement for the processing of algae for a five-year period. The parties have also agreed that the Company will pay $1,656,000 (included in accounts payable at June 30, 2002) to the vendor; $1 million of which will be paid in cash and $656,000 will be in the form of a promissory note payable to the vendor with interest at 10.5% per annum. As of June 30, 2002, the Company has not signed the processing and settlement agreements. The agreements are expected to be executed upon the Company's receipt of financing. In the first quarter of 2002, the parties have reached an interim arrangement whereby the Company will pay $0.15 per pound processed by the vendor until a formal agreement is finalized.

Dispute Between Principal Shareholders

In December 1999, Daryl Kollman and Marta Kollman (now known as Marta Carpenter), shareholders who together own approximately 82% of our outstanding shares of common stock, filed divorce proceedings. Daryl Kollman and Marta Kollman jointly, and their affiliate Klamath Cold Storage Co., are lessors of substantially all of our facilities, including office space, processing and freezer storage space. Although one lease is in effect until 2005, we lease the rest of these facilities on a month-to-month or year-to-year basis. The disposition of these properties pursuant to the divorce could have an adverse or disruptive effect on our operations, if the party who receives a particular property elects to significantly increase rents or terminate any such lease arrangement at the end of the then current lease term. In addition, compliance with discovery requests may also have a disruptive effect on our business and operations, and it may be necessary for our Chief Executive Officer, Marta Kollman, to spend a portion of her time devoted to handling matters related to the divorce. Moreover, Daryl Kollman is no longer actively involved in management and has been unwilling to execute personal guarantees on our behalf, as he has done in the past. On May 14, 2001, Marta Kollman petitioned the Circuit Court for the State of Oregon with a motion seeking, among other court orders, to enjoin Daryl Kollman from interfering with any future loan applications of Marta Kollman or us and a self executing judgment provision whereby the court would sign a loan application on behalf of Daryl Kollman. The court subsequently held that Daryl Kollman is to cease and desist from any such endeavors of interfering with our loan applications during the pendency of the dissolution proceedings and is prohibited from writing letters or communicating orally with any lending institutions unless requested to do so by the institution. The court also held that Daryl Kollman, if presented with loan documents to sign and if he objects to those documents in form or content, he must first raise it with the court.

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

On May 20, 2002, a Judgment of Dissolution of Marriage was entered in the Klamath County Circuit Court. The judgment did not change the property ownership status between the parties.

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

(b)   Reports on Form 8-K.          None.

                                   Signatures

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Klamath Falls, State of Oregon on August 19, 2002.

                      CELL TECH INTERNATIONAL INCORPORATED

             Signature                   Title                        Date
             ---------                   -----                        ----


By: /s/ Marta C. Carpenter   President and Chief Executive       August 19, 2002
   -----------------------         Officer and Director
      Marta C. Carpenter     (principal executive officer,
                             principal financial officer and
                             principal accounting officer)

                            Certification pursuant to
                             18 U.S.C. Section 1350,
                             As adopted pursuant to
                  Section 906 of the Sarbanes-oxley act of 2002

      In connection with the quarterly report of Cell Tech International Incorporated (the "Company") on Form 10-Q for the period ending June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Marta C. Carpenter, Chief Executive Officer and Chief Accounting Officer of the Company, certify, to the best of my knowledge, pursuant to 18 U.S.C. ss.1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

      1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

                                                 /s/ Marta C. Carpenter
                                               ---------------------------------
                                                     Marta C. Carpenter
                                               Its:  Chief Executive Officer and
                                                     Chief Accounting Officer

                                               DATED: August 19, 2002