Form 10-Q/A
period 2002-06-30
CELL TECH INTERNATIONAL INC
filed 2002-08-20
CIK 1015194

2002
================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   ----------

                                   FORM 10-Q/A

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

  As of August 15, 2002, the number of shares outstanding of the registrant's sole class of common stock, par value $0.01 per share was 10,640,895.

                                TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION ............................................    1

   ITEM 1. FINANCIAL STATEMENTS ...........................................    1
      CONSOLIDATED BALANCE SHEETS .........................................    1
      CONSOLIDATED STATEMENTS OF INCOME (LOSS) ............................    2
      CONSOLIDATED STATEMENTS OF CASH FLOWS ...............................    3
      Notes to Consolidated Financial Statements ..........................    4
      Overview ............................................................   10
      Results of Operations ...............................................   11
      Three months ended June 30, 2002 compared with the three
      months ended June 30, 2001 ..........................................   11
      Six months ended June 30, 2002 compared with the six months
      ended June 30, 2001 .................................................   13
      Liquidity and Capital Resources .....................................   14
      Cash Flows ..........................................................   15
      Recent Accounting Pronouncements ....................................   15
      Special Note Regarding Forward-Looking Statements ...................   16
   ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK .....   17

PART II - OTHER INFORMATION ...............................................   18

   ITEM 1. LEGAL PROCEEDINGS ..............................................   18
   ITEM 2. CHANGES IN SECURITIES ..........................................   18
   ITEM 3. DEFAULTS UPON SENIOR SECURITIES ................................   18
   ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS ............   18
   ITEM 5. OTHER INFORMATION ..............................................   18
   ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K ...............................   18
   SIGNATURES .............................................................   19

                      CELL TECH INTERNATIONAL INCORPORATED
                                AND SUBSIDIARIES

                         Part I - Financial Information

Item 1. Financial Statements
--------------------------------------------------------------------------------
                          CONSOLIDATED BALANCE SHEETS

                                                                            June 30,      December 31,
                                                                              2002            2001
                                                                           -----------    -----------
Assets                                                                     (Unaudited)
Current assets
   Receivables                                                             $   276,506     $   327,083
   Inventories, current portion                                              2,000,000       2,000,000
   Prepaid expenses                                                            258,959         460,860
                                                                           -----------     -----------
Total current assets                                                         2,535,465       2,787,943
                                                                           -----------     -----------
Long-term inventories, net of current portion                                6,673,623       7,304,778
Property and equipment, net of accumulated depreciation                      7,078,221       7,318,683
Property and equipment held for sale, net                                    2,256,893       2,271,305
Other assets                                                                   320,565         292,092
                                                                           -----------     -----------
Total assets                                                               $18,864,767     $19,974,801
                                                                           ===========     ===========

Liabilities and Shareholders' Equity

Current liabilities
   Bank overdraft                                                          $   195,732     $   763,105
   Accounts payable                                                          2,159,956       2,527,078
   Commissions payable                                                       1,125,809       1,219,136
   Sales taxes payable                                                          69,774          82,343
   Accrued payroll and related liabilities                                     238,544         252,944
   Other accrued expenses                                                    1,235,998       1,133,438
   Current portion of long-term debt                                         2,015,675       2,160,986
   Related party payable                                                       912,046       1,086,099
                                                                           -----------     -----------
Total liabilities                                                            7,953,534       9,225,129
                                                                           -----------     -----------

Commitments and contingencies

Shareholders' equity
   Series A convertible preferred stock - no par value; 4,175,000
     shares authorized; none issued and outstanding in 2002 and 2001                --              --
   Series B convertible preferred stock - no par value; 800,000 shares
     authorized; none issued and outstanding in 2002 and 2001                       --              --
   Undesignated preferred stock - no par value; 1,825,000 shares
     authorized; none issued and outstanding in 2002 and 2001                       --              --
   Common stock - $.01 par value; in 2002 and 2001, 50,000,000 shares authorized, 10,640,895 and 10,640,895 shares issued and
     outstanding                                                               106,409         106,409
   Additional paid-in capital                                                2,299,696       2,299,696
   Retained earnings                                                         8,505,127       8,343,567
                                                                           -----------     -----------
Total shareholders' equity                                                  10,911,233      10,749,672
                                                                           -----------     -----------
Total liabilities and shareholders' equity                                 $18,864,767     $19,974,801
                                                                           ===========     ===========

          See accompanying notes to consolidated financial statements.

                      CELL TECH INTERNATIONAL INCORPORATED
                                AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF INCOME (LOSS)

                                          For the Six Months Ended          For the Three Months Ended
                                                  June 30,                           June 30,
                                           2002              2001              2002              2001
                                       ============      ============      ============      ============
                                       (Unaudited)       (Unaudited)       (Unaudited)       (Unaudited)
Revenue                                $ 13,860,819      $ 15,665,312      $  6,755,115      $  7,603,248

Cost of sales                             3,876,212         5,024,949         1,910,217         2,446,618
                                       ------------      ------------      ------------      ------------

Gross profit                              9,984,607        10,640,363         4,844,898         5,156,630

Commissions                               6,507,336         7,682,042         3,116,524         3,728,253
                                       ------------      ------------      ------------      ------------

Gross profit after commissions            3,477,271         2,958,321         1,728,374         1,428,377

Selling expenses                          1,814,415         2,095,583           926,723           968,813

General and administrative                  602,884         1,453,293           347,834           651,615

Shipping and handling expenses              833,552           943,811           404,686           476,423

Research and development                     82,143           108,065            46,263            38,482
                                       ------------      ------------      ------------      ------------

Operating income (loss)                     144,277        (1,642,431)            2,867          (706,956)

Other income                                113,018           196,999            98,209           130,699

Interest expense                            (95,735)         (351,425)          (48,589)         (172,337)
                                       ------------      ------------      ------------      ------------

Net income (loss)                      $    161,560      $ (1,796,857)     $     52,487      $   (748,594)

Basic and diluted income (loss)
   per share                           $       0.01      $      (0.16)     $       0.01      $      (0.07)

Weighted average number of
   common shares outstanding
   used to calculate basic and
   diluted income (loss) per share       12,467,534        10,640,895        12,467,534        10,640,895
=========================================================================================================

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

NOTE 4 -- CONTINGENCIES

Microcystis

      As a result of certain conditions, a toxic strain of algae called Microcystis occasionally blooms in Klamath Lake and contaminates a portion of the Company's harvest of blue-green algae. In 1994, the Company began to test the algae harvested at its facility for possible contamination. The existence of Microcystis has been regularly measured at various levels. In the absence of established regulatory criteria for determining an acceptable level of Microcystin (the actual toxin), the Company sponsored an assessment of risk and set its own standards for determining whether a particular batch of algae is acceptable for human consumption. Algae which does not meet the Company's standards and cannot be used in alternative non-human consumable products is isolated and not used in production.

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

Litigation

      On March 27, 2002, the Nature Conservancy, a nonprofit corporation (the "Plaintiff"), filed an action against us in the Circuit Court of the State of Oregon, for the County of Klamath, alleging among other things, that our wholly owned subsidiary The New Earth Company ("NEC") has failed to pay the annual payment due on a non-interest bearing promissory note (the "Note") executed and delivered to Plaintiff and that NEC's failure to make the payment constitutes a default under certain provisions of the Note and a trust deed (the "Trust Deed") to secure payment under the Note. The Plaintiff is seeking $375,000 in principal due under the Note plus interest from the date of default in addition to certain leasehold rights that the Trust Deed grants to it. The Plaintiff is also seeking injunctive relief to recover rent payments from any sublessees. We have retained legal counsel to represent us in this matter. The Company has previously recorded the net present value of the Note, which has a balance of $313,790 included in current portion of long-term debt in the consolidated balance sheet at June 30, 2002

      On January 28, 2002, the Company terminated its lease between NAC and Klamath Cold Storage, Inc. ("KCS"), a corporation owned by two of its principal shareholders, Daryl Kollman and Marta Carpenter (formerly Marta Kollman). On February 19, 2002, Daryl Kollman filed two separate Notice of Claim of Lien upon Chattels (the "Possessory Liens") against the Company and its wholly owned subsidiary, NAC and/or NEC, in the County of Klamath, State of Oregon, claiming a lien upon it and its wholly owned subsidiaries and alleging, among other things, that the Company owes him and Marta Carpenter approximately $497,525 in past due rent and that the Company owes KCS approximately $511,432 in past due rent for its use of certain real property owned by him and Marta Carpenter, our President and Chief Executive Officer, and KCS. Daryl Kollman asserts that the Company is not entitled to remove any of its property from the premises and that the properties will be subject to foreclosure proceedings. In June 2002, Daryl Kollman filed a lawsuit in the Circuit Court for the State Oregon, County of Klamath, to evict the Company from the facilities it occupies that are owned by Daryl Kollman and Marta Carpenter and Klamath Cold Storage. Marta Carpenter is seeking to stop the evictions and the Company is resisting Daryl Kollman's attempt to evict it. The properties in question include the Company's facilities for processing and storing its products. The Company believes it could not easily obtain substitute facilities. If the Company is evicted from the properties, it would have a material adverse impact on the Company's financial condition and its ability to operate. The Company has retained legal counsel to represent it in this matter.

      In October 2001, Teachers for Truth in Advertising filed an action in the Superior Court for the County of Tulare, State of California, alleging among other things, that the Company's advertising is untrue or misleading, that the Company's business practices are unlawful and fraudulent and unfair and that the website contains misleading information about the products and the benefits that a consumer may derive from their use. The plaintiff is seeking injunctive relief, corrective advertising, and restitution to California consumers who purchased the products. The parties have completed the discovery phase including depositions. The plaintiff's motion for summary judgment was denied by the court. The matter is scheduled to proceed to trial on September 30, 2002. The Company does not believe that the plaintiff's complaint is meritorious and believes that the matter will not have a material adverse effect on the Company's financial condition or results of operations.

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

Lien on Company Stock

      The Company stock owned by Daryl J. Kollman and Marta C. Carpenter, is the subject of a tax lien filed by the Internal Revenue Service for income taxes due from them.. The lien is subordinated in favor of the lender for the Receivable Loans, Advances and Inventory Loans, Term Loans, and Equipment Acquisition Loans.

Dispute Between Principal Shareholders

      In December 1999, Daryl Kollman and Marta Carpenter, shareholders who together own approximately 82% of our outstanding shares of common stock, filed divorce proceedings. Daryl Kollman and Marta Carpenter, and their affiliate Klamath Cold Storage Co., are lessors of substantially all of our facilities, including office space, processing and freezer storage space. Although one lease is in effect until 2005, we lease the rest of these facilities on a month-to-month or year-to-year basis.

      On January 29, 2002, the Court issued its written order after trial. The Court ruled that Marta Carpenter and Daryl Kollman were each entitled to an equal division of their respective stock ownership in our Company. The Court also ruled Daryl Kollman and Marta Carpenter's joint ownership in certain real property leased by us from them be divided equally in each property and that they must sell the properties and improvements to pay the indebtedness to the Internal Revenue Service. On May 20, 2002, a Judgment of Dissolution of Marriage was entered in the Klamath County Circuit Court. The judgment did not change the property ownership status between the parties.

      The Company does not believe the Court Order issued on January 29, 2002, will have a material impact on our business since we believe that we can maintain our favorable leases in the event of the sale of the properties or provide for an adequate transition to other properties for the orderly continuation of our business.

      The Company is involved in various other legal matters arising in the normal course of business. In the opinion of management, the Company's liability, if any, arising from legal proceedings related to these matters is not expected to have a material effect on the consolidated financial statements of the Company.

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

Results of Operations

      The following table summarizes our operating results as a percentage of net sales for each of the periods indicated.

                                    ---------------------------------------------------------
                                    Six Months ended June 30,     Three Months ended June 30,
                                       2002           2001            2002           2001
                                      ======         ======          ======         ======
Revenue                                100.0%         100.0%          100.0%         100.0%

Cost of sales                           28.0           32.1            28.3           32.2
                                      ------         ------          ------         ------

Gross profit                            72.0           67.9            71.7           67.8

Commissions                             46.9           49.0            46.1           49.0
                                      ------         ------          ------         ------

Gross profit after commissions          25.1           18.9            25.6           18.8

Shipping and handling expenses           6.0            6.0             6.0            6.3

Selling expenses                        13.1           13.4            13.7           12.7

Research and development                 0.6            0.7             0.7            0.5

General and administrative               4.3            9.3             5.1            8.6
                                      ------         ------          ------         ------

Operating income (loss)                  1.0          (10.5)            0.0           (9.3)

Other income                             0.8            1.3             1.5            1.7

Interest expense                         0.7            2.2             0.7            2.3
                                      ------         ------          ------         ------

Net income (loss) before taxes           1.2          (11.5)            0.8           (9.8)

Income tax benefit                        --             --              --             --
                                      ------         ------          ------         ------

Net income (loss)                        1.2          (11.5)            0.8           (9.8)
                                      ======         ======          ======         ======

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

Six months ended June 30, 2002 compared with the six months ended June 30, 2001

      Net sales for the six months ended June 30, 2002 were $13,860,819, a decrease of 11.5% from net sales of $15,665,312 for the six months ended June 30, 2001. The decrease in sales is directly related to a 13% decrease in orders for the same period. Average order size increased to $119 from $116 over the same period. The average number of distributors for the six months ended June 30, 2002 decreased to an average of 45,581, which was 17% lower than the average of 54,928 distributors for the six months ended June 30, 2001. Sales of our food supplement products are made through a multi-level marketing network of distributors, so sales are positively linked with the number of distributors.

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

      o General and administrative expenses decreased by $0.9 million between 2002 and 2001 to $0.6 million from $1.5 million. For the six months ended June 30, 2002, general and administrative expenses averaged 4% of sales while they were 9.3% of sales for the six months ended June 30, 2001. The decrease between 2002 and 2001 is attributable to the penalties paid in 2001 relating to the early repayment of the outstanding balance of the loan from the former owner of Cell Tech, a decrease in legal and consulting fees incurred during 2002, and a decrease in costs associated with the consolidation of office space and leased facilities that occurred in 2001.

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

      o change in the number of Distributors and the retention of the current Distributor base; and

      o     research and development efforts.

      We have an ample supply of algae inventory for the use in capsules and tablets (10.2 months are frozen and 4.4 months are freeze-dried powder) and for use with vendor products (160 months are frozen and 78 months are freeze-dried powder). Accordingly, we do not anticipate a shortage of supply. This availability of inventory usage is based on our current consumption levels and our experts have informed us that the nutritional quality of our algae does not change significantly as a result of our harvesting and storage methods. As a result of the large volume of inventory on hand, a portion of the inventory has been classified as a long-term asset. If existing capital resources are insufficient to meet our capital requirements, we would be required to raise additional funds, which we cannot assure will be available on favorable terms, if at all.

Cash Flows

      Net cash flows provided by operating activities for the six months ended June 30, 2002 amounted to $1,215,520 compared to cash flows provided by operations of $903,919 for the six months ended June 30, 2001. The increase in cash flows generated by operations is primarily due to changes in current assets and liabilities and the increase in net income.

      Cash flows used in investing activities for the six months ended June 30, 2002 was $328,783. This is an increase of $169,069 from net cash used for investing activities of $159,714 for the six months ended June 30, 2001, due to an increase in construction in progress during the six months ended June 30, 2002 that were related to the construction of the barges to be used for harvesting purposes.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

      See discussion under "Legal Proceedings" in our Annual Report on Form 10-K (File No. 0-21015) for year ended December 31, 2001 as filed with the Commission on May 23, 2002 and in Note 4 to the Financial Statements included in Item 1 of
Part I of this document.

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

      None.

Item 5. Other Information

      None.

Item 6. Exhibits and Reports on Form 8-K

      (a)   Exhibits required by Item 601 of Regulation S-K

Exhibit Number             Description
--------------             -----------

(13)              Annual or Quarterly Report to Security Holders

                  (13.1) Annual Report on Form 10-K for fiscal year ending December 31, 2001

(99)              Additional Exhibits

                  (99.3) Certification pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

      (b)   Current Reports on Form 8-K.        None.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Klamath Falls, State of Oregon on August 20, 2002.

                      CELL TECH INTERNATIONAL INCORPORATED

          Signature                              Title                               Date
          ---------                              -----                               ----

By: /s/ Marta C. Carpenter       President and Chief Executive Officer          August 20, 2002
       -------------------                   and Director
        Marta C. Carpenter      (principal executive officer, principal
                                     financial officer and principal
                                           accounting officer)