Form 10-Q
period 2002-09-30
CELL TECH INTERNATIONAL INC
filed 2002-12-06
CIK 1015194

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

                For the quarterly period ended September 30, 2002

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

                              Yes |X|    No |_|.

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                              Yes |_|    No |X|

As of September 30, 2002, the number of shares outstanding of the registrant's sole class of common stock, par value $0.01 per share was 10,640,895.

                      CELL TECH INTERNATIONAL INCORPORATED
                                AND SUBSIDIARIES

                                TABLE OF CONTENTS

PART I -- FINANCIAL INFORMATION ...........................................    3

    ITEM 1. FINANCIAL STATEMENTS ..........................................    3
       Consolidated Balance Sheets ........................................    3
       Consolidated Statements of Income (loss) ...........................    4
       Consolidated Statements of Cash Flows ..............................    5
       Notes to Consolidated Financial Statements .........................    6
    ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
    AND RESULTS OF OPERATIONS .............................................   13
       OVERVIEW ...........................................................   14
       Three months ended September 30, 2002 compared with the three
       months ended September 30, 2001 ....................................   16
       Nine months ended September 30, 2002 compared with the nine
       months ended September 30, 2001 ....................................   18
       Liquidity and Capital Resources ....................................   20
       Cash Flows .........................................................   21
       Recent Accounting Pronouncements ...................................   21
    ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK ....   22
       Item 4. Controls and Procedures ....................................   22

PART II -- OTHER INFORMATION ..............................................   23

    ITEM 1. LEGAL PROCEEDINGS .............................................   23
    ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K ..............................   24
    SIGNATURES ............................................................   26

                      CELL TECH INTERNATIONAL INCORPORATED
                                AND SUBSIDIARIES

                         PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements

                           Consolidated Balance Sheets

                                                                             September 30,     December 31,
                                                                                 2002              2001
                                                                             -------------     ------------
                                                                              (Unaudited)
Assets

Current assets
   Receivables                                                                $   267,157      $   327,083
   Current portion of inventories                                               2,000,000        2,000,000
   Prepaid expenses                                                               373,188          460,860
                                                                              -----------      -----------
Total current assets                                                            2,640,345        2,787,943
                                                                              -----------      -----------
Long-term inventories, net of current portion                                   3,772,135        7,304,778
Property and equipment, net of accumulated depreciation                         9,102,617        7,318,683
Property and equipment held for sale, net                                              --        2,271,305
Other assets                                                                      593,937          292,092
                                                                              -----------      -----------
Total assets                                                                  $16,109,034      $19,974,801
                                                                              ===========      ===========

Liabilities and Shareholders' Equity

Current liabilities
   Bank overdraft                                                             $   101,008      $   763,105
   Accounts payable                                                             2,576,730        2,527,078
   Commissions payable                                                            986,127        1,219,136
   Sales taxes payable                                                             71,945           82,343
   Accrued payroll and related liabilities                                        349,245          252,944
   Other accrued expenses                                                         935,768        1,133,438
   Current portion of long-term debt                                            2,413,790        2,160,986
   Related party payable                                                          734,453        1,086,099
                                                                              -----------      -----------
Total current liabilities                                                       8,169,066        9,225,129
                                                                              -----------      -----------

Commitments and contingencies

Shareholders' equity
   Series A convertible preferred stock - no par value; 4,175,000 shares authorized; none issued and outstanding in 2002 and
      2001                                                                             --               --
   Series B convertible preferred stock - no par value; 800,000 shares authorized; none issued and outstanding in 2002 and
      2001                                                                             --               --
   Undesignated preferred stock - no par value; 1,825,000 shares
      authorized; none issued and outstanding in 2001 and 2000                         --               --
   Common stock - $.01 par value; in 2002 and 2001, 50,000,000 shares authorized, 10,640,895 and 10,640,895 shares issued and
      outstanding                                                                 106,409          106,409
   Additional paid-in capital                                                   2,299,696        2,299,696
   Retained earnings                                                            5,533,863        8,343,567
                                                                              -----------      -----------
Total shareholders' equity                                                      7,939,968       10,749,672
                                                                              -----------      -----------
Total liabilities and shareholders' equity                                    $16,109,034      $19,974,801
                                                                              ===========      ===========

          See accompanying notes to consolidated financial statements.

                      CELL TECH INTERNATIONAL INCORPORATED
                                AND SUBSIDIARIES

                    Consolidated Statements of Income (loss)

                                              For the Nine Months Ended            For the Three Months Ended
                                                    September 30,                         September 30,
                                           -------------------------------       -------------------------------
                                               2002               2001               2002               2001
                                           ------------       ------------       ------------       ------------
                                            (Unaudited)        (Unaudited)        (Unaudited)        (Unaudited)
Revenue                                    $ 20,311,470       $ 22,944,017       $  6,450,651       $  7,278,704

Cost of sales                                 8,573,349          7,344,044          4,697,137          2,319,094
                                           ------------       ------------       ------------       ------------

Gross profit                                 11,738,122         15,599,973          1,753,515          4,959,610

Commissions                                   9,326,815         11,123,075          2,819,479          3,441,033
                                           ------------       ------------       ------------       ------------

Gross profit (loss) after commissions         2,411,307          4,476,898         (1,065,964)         1,518,577

Operating Expenses:
   --Selling expenses                         2,794,344          3,087,538            979,929            991,955
   --General and administrative               1,020,668          1,952,151            417,784            498,857
   --Shipping and handling expenses           1,280,566          1,364,043            447,014            420,233
   --Research and development                   131,601            153,290             49,458             45,225
                                           ------------       ------------       ------------       ------------

Operating loss                               (2,815,872)        (2,080,124)        (2,960,149)          (437,693)

Other income                                    155,711            372,578             42,693            175,580

Interest expense                               (149,543)          (513,220)           (53,808)          (161,795)
                                           ------------       ------------       ------------       ------------

Net loss                                   $ (2,809,704)      $ (2,220,766)      $ (2,971,264)      $   (423,908)
                                           ============       ============       ============       ============

Basic and diluted loss
   per share                               $      (0.22)      $      (0.20)      $      (0.23)      $      (0.03)
                                           ============       ============       ============       ============

Weighted average number of
   common shares outstanding
   used to calculate basic and
   diluted loss per share                    12,645,653         10,640,895         12,959,649         10,640,895
                                           ============       ============       ============       ============

          See accompanying notes to consolidated financial statements.

                      CELL TECH INTERNATIONAL INCORPORATED
                                AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows

                                                               For the Nine Months Ended
                                                                     September 30,
                                                             -----------------------------
                                                                 2002              2001
                                                             -----------       -----------
Cash flows from operating activities
   Net loss                                                  $(2,809,704)      $(2,220,766)
   Adjustments to reconcile net loss to cash
     provided by operating activities:
      Depreciation and amortization                              844,224         2,058,012
      Reserve for potentially unsaleable inventories           3,100,000                --
      Loss (gain) on sale of fixed assets                          3,381           (15,175)
      Changes in assets and liabilities:
        Receivables                                               59,926           107,425
        Inventories                                              432,643         1,433,960
        Prepaid expenses                                          87,672           153,887
        Other assets                                            (301,845)           (3,714)
        Accounts payable                                          49,652            65,732
        Commissions payable                                     (233,009)         (227,231)
        Sales tax payable                                        (10,399)            6,708
        Accrued payroll and payroll related liabilities           96,301            32,213
        Other accrued expenses                                  (197,670)         (229,897)
                                                             -----------       -----------
Net cash provided by operating activities                      1,121,172         1,161,154
                                                             -----------       -----------

Cash flows from investing activities
   Purchase of property and equipment                           (193,868)         (229,633)
   Proceeds from disposals of equipment                              700            47,000
   Additions to construction in progress                        (167,066)               --
                                                             -----------       -----------
Net cash used for investing activities                          (360,234)         (182,633)
                                                             -----------       -----------

Cash flows from financing activities
   Bank overdraft                                               (662,097)         (548,427)
   Net payments on long-term debt                             (1,847,195)         (760,380)
   Proceeds from debt financing                                2,100,000                --
   Net proceeds from (repayment of) related party debt          (351,646)          330,286
                                                             -----------       -----------
Net cash used for financing activities                          (760,938)         (978,521)
                                                             -----------       -----------

Net increase (decrease) in cash and cash equivalents                  --                --

Cash and cash equivalents, beginning of year                          --                --
                                                             -----------       -----------
Cash and cash equivalents, end of year                       $        --       $        --
                                                             ===========       ===========

Supplemental disclosure of cash flow information
   Cash paid during the period for:
      Interest                                               $   128,583       $   479,879
                                                             ===========       ===========

          See accompanying notes to consolidated financial statements.

                   Notes to Consolidated Financial Statements

NOTE 1 -- SUMMARY OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

Business

Cell Tech International Incorporated ("Cell Tech") and The New Algae Company, Inc. ("NAC"), collectively the "Company," are engaged in producing and marketing food supplement products made with blue-green algae harvested from Klamath Lake, Oregon. The Company uses a multi-level distributor network throughout the United States and Canada to distribute its products.

Presentation of Interim Information

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Company's management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, considered necessary for a fair statement of the Company's financial information as of and for the periods presented. The consolidated results of operations of any interim period are not necessarily indicative of the consolidated results of operations to be expected for the fiscal year. For further information, refer to the consolidated financial statements and accompanying footnotes included in the Company's annual report on Form 10-K for the year ended December 31, 2001.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. Accordingly, the consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amount and classification of liabilities or any other adjustments that might be necessary should the Company be unable to continue as a going concern.

Basis of Consolidation

The accompanying consolidated financial statements of the Company include the accounts of Cell Tech and its subsidiary, NAC. Intercompany transactions and balances have been eliminated on consolidation.

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

Sales Incentives

In November 2001, the Emerging Issues Task Force ("EITF") issued EITF Issue No. 01-09, "Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor's Products," which addresses the accounting for consideration given by a vendor to a customer or a reseller of the vendor's products. In April 2001, the EITF reached a consensus on EITF Issue No. 00-25, "Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor's Products," which provides guidance on the income statement classification of consideration from a vendor to a reseller in connection with the reseller's purchase of the vendor's products or to promote sales of the vendor's products. The Company pays commissions to its distributors as compensation for sales and marketing activities and based on their personal sales volumes and the sales of distributors they have recruited into the Company's network. Accordingly, the Company classifies these expenses as a cost and not a reduction of revenue. There was no effect on the consolidated financial position, results of operations or cash flows as a result of implementation of this pronouncement.

Goodwill and Other Intangible Assets

Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). Under SFAS 142, goodwill and intangible assets with indefinite lives are no longer amortized but will be reviewed annually, or more frequently if impairment indicators arise, for impairment. Other intangible assets with finite lives, consisting of trademarks with a carrying value of $57,302 at January 1, 2002, will continue to be amortized over their estimated useful lives of 10 years. As of the date of the adoption of the new accounting standards, there was no remaining goodwill to be amortized.

Impairment or Disposal of Long-Lived Assets

On January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Asset," ("SFAS No. 144"), which, for impaired assets or long-lived assets to be disposed of, supercedes SFAS No. 121. The adoption of SFAS No. 144 did not affect the financial position or results of operations.

Shipping and Handling Cost

All shipping and handling costs for goods shipped by the Company to customers are included in shipping and handling expenses in the statements of income
(loss). Shipping and handling costs of goods shipped by the Company to customers for the nine months ended September 30, 2002 and 2001 were $833,658 and $943,811, respectively.

NOTE 2 -- INVENTORIES

Inventories consist of the following:

                                                         September 30,      December 31,
                                                             2002               2001
                                                         -------------      ------------
Work in progress                                         $  9,067,250       $  9,524,882
Finished goods                                                685,656            654,759
Sales aids                                                     19,229             25,137
                                                         ------------       ------------
                                                            9,772,135         10,204,778
Less reserve for potentially unsaleable inventories        (4,000,000)          (900,000)
                                                         ------------       ------------
                                                            5,772,135          9,304,778
Less current portion                                       (2,000,000)        (2,000,000)
                                                         ------------       ------------
                                                         $  3,772,135       $  7,304,778
                                                         ============       ============

Certain of our inventory is marketable only to the agricultural market. Sales in this market have been less than anticipated and management has recognized that an impairment of inventory may exist. The Company has established reserves of $4,000,000 and $900,000 at September 30, 2002 and December 31, 2001,
respectively.

NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment consist of the following:         September 30,      December 31,
                                                             2002               2001
                                                         -------------      ------------
Land and improvements                                    $     17,817       $     17,817
Buildings and improvements                                  6,254,180          6,403,785
Furniture and fixtures                                        741,754            752,921
Machinery and equipment                                     8,691,318          8,228,088
Idle assets                                                 8,040,272                 --
                                                         ------------       ------------
                                                           23,745,341         15,402,611
Less accumulated depreciation                             (14,642,724)        (8,083,928)
                                                         ------------       ------------
                                                         $  9,102,617       $  7,318,683
                                                         ============       ============

During the year ended December 31, 2001, the Company determined that it would cease utilizing the harvest site on the A Canal for an indefinite period of time. The Company continues to utilize the building on adjacent leased property. Certain harvest site equipment has been moved to other production areas. As a result, the Company continues to record depreciation expense for these assets. Certain of the equipment located at the canal site could not be used for other purposes and, because it could not be relocated or sold, was written off. Property and equipment with a carrying value of $2,256,894, a cost of $9,983,070, a valuation reserve of $1,942,798 and accumulated depreciation of $5,783,378 have been listed for sale with a broker. As a result, the assets have been written down to their fair value and no depreciation has been recorded on these assets since the date they were identified as being held for sale. The assets held for sale have not been separately classified as "Held for Sale" in accordance with SFAS 144 because management has concluded that, while a sale is probable, a transfer and completed sale is not likely to occur within one year.

NOTE 4 -- EARNINGS PER SHARE COMPUTATION

The computations of the weighted-average common shares used in the computation of basic and diluted net loss per share is based on 12,645,653 and 10,640,895 shares for the nine months ended September 30, 2002 and 2001, respectively. Potential dilutive securities were not included in the calculation since their effect would be antidilutive. Potential dilutive securities consisted of outstanding stock options and convertible preferred stock and common stock purchase warrants.

NOTE 5 -- RECENT ACCOUNTING PRONOUNCEMENTS

In July 2001, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" ("SFAS No. 143"). SFAS No. 143 establishes standards associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002. The Company has not yet assessed the impact of this standard on its financial statements, but does not expect the impact to be material.

Statement of Financial Accounting Standards No. 145, "Rescission of SFAS Statements No. 4, 44, and 64, Amendment of SFAS Statement No. 13, and Technical Corrections" ("SFAS 145") updates, clarifies and simplifies existing accounting pronouncements. SFAS 145 rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt." SFAS 145 amends SFAS No. 13, "Accounting for Leases," to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects similar to sale-leaseback transactions. The provisions of SFAS 145 related to SFAS No. 4 and SFAS No. 13 are effective for fiscal years beginning and transactions occurring after May 15, 2002. It is not anticipated that SFAS 145 will have a material effect on the Company.

Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146"), requires the Company to recognize costs associated with exit or disposal activities when they are incurred, rather than at the date of a commitment to an exit or disposal plan. SFAS 146 replaces EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The provisions of SFAS 146 are to be applied prospectively to exit or disposal activities initiated after December 31, 2002. It is not anticipated that SFAS 146 will have a material effect on the Company.

NOTE 6 -- LONG-TERM DEBT

In September 2002, the Company's financing facility with Coast Business Credit was purchased by and assigned to La Jolla Loans, Inc. In connection with this transaction, Coast Business Credit's security interest in real and personal property and all associated security and loan documents were assigned to La Jolla Loans. At the same time, the Company entered into a Forbearance and Extension Agreement with La Jolla Loans. Under the terms of the forbearance agreement, La Jolla Loans will not declare a default until June 30, 2003, when the entire principal is due. The forbearance period may be extended to June 30, 2004 if the Company pays a $75,000 renewal fee. Interest of $24,500 at an effective rate of 14% is payable monthly along with additional monthly impound payments of approximately $65,000 to be used to pay insurance, property taxes and lease payments on collateralized property during the forbearance period. La Jolla Loans has also agreed to defer, during the forbearance period, the difference between the minimum interest payment of $45,000 under the agreement with Coast Business Credit and the $24,500 minimum interest payments under the forbearance agreement. If the Company fully performs under the terms and conditions of the forbearance agreement and no default occurs during the forbearance period, La Jolla Loans will release the Company from any obligation to pay minimum monthly interest payments in excess of $24,500. The outstanding principal balance at September 30, 2002 is $2,100,000.

NOTE 7 -- CONTINGENCIES

Microcystis

As a result of certain conditions, Microcystis, a toxic algae occasionally blooms in Klamath Lake at the same time blue-green algae is harvested. The Company regularly tests the algae it harvests for possible contamination. Algae that does not meet the Company's standards is not used in products for human or animal consumption.

In 1997, the Oregon Department of Agriculture issued an administrative rule that created a standard of 1 microgram per gram (1 ppm) of Microcystis in products for human consumption that contain blue-green algae. The Oregon Department of Agriculture has raised no questions about the Company's products under this rule.

In some years, the presence of Microcystis may reduce the quantity of algae that the Company can harvest.

Litigation

On October 7, 2002, Daryl Kollman, one of Cell Tech's principal shareholders, filed a lawsuit against Cell Tech and certain of its officers, directors and counsel in the Circuit Court for the State of Oregon for Klamath County. The complaint makes a number of individual and derivative claims. Mr. Kollman makes two claims against Cell Tech. First, Mr. Kollman alleges that Cell Tech breached an agreement to register its stock for public sale and seeks damages in an amount to be proven at trial, but not less than $9,282,000. Second, Mr. Kollman claims that Cell Tech conspired with Marta C. Carpenter (formerly known as Marta
C. Kollman), a principal shareholder and the President, Chief Executive Officer and a director of Cell Tech; Donald P.

Hateley, Chairman of the Board of Directors of Cell Tech; and others to prevent the registration of Mr. Kollman's stock and to cause other financial injury to him. As a result, Mr. Kollman seeks $32,931,976 against the defendants. Mr. Kollman also seeks millions of dollars in damages on his own behalf and on behalf of Cell Tech against Marta Carpenter, Mr. Hateley and others based on a variety of legal theories, many of which either have been or are being litigated in other cases. The Company intends to vigorously defend the direct claims asserted in this lawsuit, and is currently evaluating the claims that Mr. Kollman has asserted on Cell Tech's behalf. The Company cannot predict the amount of loss, if any, that could result from this lawsuit, but does not believe that an unfavorable outcome would have a material adverse impact upon its financial condition, cash flow, or results of operations.

On March 27, 2002, the Nature Conservancy filed an action against Cell Tech in the Circuit Court for the State of Oregon for Klamath County, alleging, among other things, that Cell Tech's wholly owned subsidiary, The New Earth Company, was in default on a promissory note and a trust deed. The Nature Conservancy was seeking $375,000, the principal amount due under the promissory note, plus interest and certain leasehold rights. The Company has previously recorded the net present value of the promissory note, which has a balance of $313,790 and has been included in the current portion of long-term debt in the September 30, 2002 consolidated balance sheet. The Nature Conservancy has agreed to withdraw its complaint against Cell Tech.

On February 19, 2002, Mr. Kollman filed two separate Notices of Claim of Lien upon Chattels against Cell Tech, NAC, Marta Carpenter and others in Klamath County, Oregon. Mr. Kollman alleges, among other things, that Cell Tech owes him and Marta Carpenter approximately $705,693 in past due rent. Mr. Kollman also claims that Cell Tech owes Klamath Cold Storage, Inc. ("KCS"), a company owned by Mr. Kollman and Marta Carpenter, approximately $717,900 in past due rent. Mr. Kollman asserts that Cell Tech is not entitled to remove its property from property owned by him, Marta Carpenter and KCS and seeks to subject the Cell Tech property to foreclosure proceedings. The Company intends to vigorously defend against these liens. The Company cannot predict the amount of loss, if any, that could result from these liens, but does not believe that an unfavorable outcome would have a material adverse impact upon its financial condition, cash flow, or results of operations.

On May 31, 2002, Mr. Kollman filed a lawsuit in the Circuit Court for the State of Oregon for Klamath County, to evict Cell Tech from certain property owned by him and Marta Carpenter. On October 31, 2002, the court granted Cell Tech's motion for summary judgment in this case.

On June 6, 2002, Mr. Kollman filed a lawsuit in the name of KCS in the Circuit Court for the state of Oregon to evict Cell Tech from property owned by KCS. In this lawsuit, Mr. Kollman also alleges that Cell Tech has not paid approximately $1,050,000 in rent. Marta Carpenter is seeking to stop the evictions and the Company is resisting Mr. Kollman's attempt to evict it. The Company intends to vigorously defend this lawsuit. The Company cannot predict the amount of loss, if any, that could result from this lawsuit, but an unfavorable outcome could have a material adverse impact upon its financial condition.

In October 2001, Teachers for Truth in Advertising filed an action in the Superior Court for the County of Tulare, State of California, alleging, that Cell Tech engaged in unfair business practices and misleading advertising. The plaintiff seeks corrective advertising and restitution to California consumers who purchased the products. The case has been tried. The trial judge ordered the plaintiff to file and serve a post trial brief by December 2, 2002 and defendant to respond by December 7, 2002 and the court will take the matter under submission. The Company cannot predict the amount of loss, if any, that could result from this lawsuit, but does not believe that the matter will have a material adverse effect on the Company's financial condition, cash flow or results of operations.

On February 6, 1998, Oregon Freeze Dry, Inc. filed a complaint against Cell Tech alleging that Cell Tech wrongfully terminated its contract with Oregon Freeze Dry. Oregon Freeze Dry seeks $780,930 in damages plus additional damages that allegedly are continuing to accrue and prejudgment interest and attorneys' fees. Cell Tech filed a counter suit alleging breach of contract and seeking damages, prejudgment interest and attorneys' fees. Cell Tech and Oregon Freeze Dry are negotiating a settlement. The Company has accrued $1,656,000 (included in accounts payable as of September 30, 2002) for this contingency. The eventual settlement amount could be significantly higher and could have a material adverse effect on the Company's financial condition, cash flow and results of operations.

Lien on Company Stock

The Cell Tech stock owned by Daryl Kollman and Marta Carpenter is subject to a tax lien filed by the Internal Revenue Service. The stock is held in trust and will be released upon satisfaction of federal income taxes owed by Mr. Kollman and Marta Carpenter. Mr. Kollman and Marta Carpenter retain voting power over the stock held in trust. Mr. Kollman and Marta Carpenter have agreed to sell their shares as needed, and as allowed by federal securities laws, to make quarterly payments to the Internal Revenue Service. Should Mr. Kollman or Marta Carpenter fail timely to make such payments, the Internal Revenue Service may seize the shares from the trust. The Internal Revenue Service would thereafter sell or judicially foreclose on some or all of the shares to satisfy Mr. Kollman's and Marta Carpenter's tax liabilities. The lien is subordinated in favor of Cell Tech's lender for receivable loans, advances and inventory loans, term loans, and equipment acquisition loans.

Covenants Related to the Private Placement to Zubair Kazi

In connection with the sale of common shares to a private investor, Zubair Kazi, in 1999, Cell Tech agreed to issue common stock and warrants to purchase common stock to Mr. Kazi if the consolidated shareholders' equity was less than $20,000,000 at December 31, 1999. As a result, 2,549,480 shares of common stock and warrants to purchase and additional 2,549,480 shares of common stock were due to Mr. Kazi on September 30, 2002. The $494,209 of accrued liability related to the issuance of these shares and warrants, based on the fair value of the securities, has been accounted for in the financial statements. Additionally, the shares originally sold to Mr. Kazi were to be registered for resale within 120 days of the sale. Additional penalties have accrued and will continue to accrue until the shares are registered. The additional expense for the first nine months of 2002 was $168,970. Cell Tech is also obligated to issue additional securities to Mr. Kazi upon the effective date of its next registration statement.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

      This Quarterly Report on Form 10-Q contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. The Act provides a safe harbor for forward-looking statements to encourage companies to provide prospective information about themselves so long as they identify these statements as forward-looking and provide meaningful cautionary statements identifying important factors that could cause actual results to differ from the projected results. All statements, other than statements of historical fact, that we make in this Quarterly Report on Form 10-Q are forward-looking. The words "anticipates," "believes," "expects," "intends," "will continue," "estimates," "plans," "projects," the negative of these terms and similar expressions are intended to identify forward-looking statements. However, the absence of these words does not mean the statement is not forward-looking.

      Our forward-looking statements are subject to certain risks, trends, and uncertainties that are difficult to predict and could cause actual results to vary materially from anticipated results. In particular, statements regarding market acceptance of our marketing and merchandising concepts, changes in market conditions, demand for and market acceptance of new and existing products, availability and development of raw materials and new products, increased competition, failure to attain satisfactory outside financing and adverse weather conditions at Upper Klamath Lake are forward-looking.

      The following factors, among others, could cause actual results to differ from those indicated in the forward-looking statements:

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

o     the political, social and economic climate in which we conduct operations;
      and

o the risk factors described in other documents and reports filed with the Securities and Exchange Commission, including our Annual Report on Form 10-K for the year ended December 31, 2001.

      Although we believe the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, performance or achievement. We undertake no obligation to revise or publicly release the results of any revisions to these forward-looking statements. If we do update or correct one or more forward-looking statements, investors and others should not conclude that we will make additional updates or corrections to other forward-looking statements.

      We intend the following discussion to assist in the understanding of our financial position and our results of operations for the nine months ended September 30, 2002 compared to the same period in 2001. You should refer to the Consolidated Financial Statements and related Notes in conjunction with this discussion. Unless stated otherwise, all financial information presented below, throughout this report and in the Consolidated Financial Statements and related Notes includes Cell Tech and NAC on a consolidated basis.

OVERVIEW

      We develop and distribute products made with Aphanizomenon flos-aquae (trade name Super Blue Green(R) Algae, "SBGA") through a network of independent distributors. We currently offer sixteen different products intended to appeal to health-conscious consumers. We divide our products into five product lines:
Daily Health Maintenance, Digestive Health, Defensive Health, Powdered Drinks and Snacks, and Animal and Plant Food.

      We harvest SBGA and manufacture some of our products at our production facilities in Klamath Falls, Oregon. We are a multi-level marketing organization. Independent distributors make up our sales force. We market our products through our distributors in all fifty states, the District of Columbia, Guam, Puerto Rico, American Samoa, the Virgin Islands and Canada. We encourage our distributors to recruit new distributors into our network. We place recruited distributors beneath the recruiting distributor in the Company's network of distributors. We pay our distributors commissions based on their personal sales and the sales of distributors beneath them. We assist distributors in establishing their own businesses and provide them with support programs such as audio and videotapes for training, seminars and an annual convention at our headquarters. We have approximately 42,083 active distributors as of September 30, 2002 compared to approximately 51,360 active distributors as of September 30, 2001. Active distributors are those who have purchased products in the last six months.

      Our loss per share was $0.22 for the nine months ended September 30, 2002 compared to $0.20 per share for the same period in 2001. The net loss for the nine months ended September 30, 2002 totaled $2.8 million and was primarily related to recording an additional provision for potentially excess and unsaleable inventories of $3.1 million. The net loss for the nine months ended September 30, 2001 totaled $2.2 million and was primarily related to a decrease in net sales.

CRITICAL ACCOUNTING POLICIES

Inventory Valuation

      We have a significant investment in algae inventory. Our sole source of blue-green algae is Klamath Lake. Algae grow naturally in Klamath Lake and like any plants are subject to variation due to environmental conditions. The volume of annual harvests varies depending on weather and precipitation conditions. As a result, we carry additional supplies of inventory to sustain operations through low yield harvest years. In addition, we regularly review the amount of blue-green algae on hand and evaluate the likelihood that we will be able to realize the value of our inventory. If we determine that we will not realize all or a portion of our inventory value, adjustments are made to the carrying value through a valuation allowance. The decision to write down a portion of the carrying value of inventory could have a significant adverse effect on our operating results.

Impairment or Disposal of Long-Lived Assets

      We utilize significant amounts of equipment in our operations to harvest and process blue-green algae from Klamath Lake. During 2001, we developed an alternative method of harvesting algae from Klamath Lake that yields raw algae at a lower total cost for the quantity harvested than the previous harvest method at the A Canal site.As a result, certain equipment previously used to harvest algae from the canal site has been taken out of service. Equipment taken out of service that we cannot remove from the canal site and has no other use has been written off, and the remaining equipment has been offered for sale. We regularly review our property and equipment offered for sale and if we cannot realize any portion of the carrying value, adjustments are made to reduce the carrying value to its fair value. We also regularly review property and equipment used in our operation and test for impairment if conditions indicate the carrying value of the property and equipment may not be recovered. If we determine that we will not recover the carrying value and that assets are impaired, we make adjustments to the carrying value through a valuation allowance. The decision to write down a portion of the carrying value of property and equipment used in our operations or offered for sale could have a significant adverse effect on our operating results.

Sales Incentives

      In November 2001, the Emerging Issues Task Force (the "EITF") issued EITF Issue No. 01-09, "Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor's Products." In April 2001, the EITF reached a consensus on EITF Issue No. 00-25, "Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor's Products," which provides guidance on the income statement classification of consideration from a vendor to a reseller in connection with the reseller's purchase of the vendor's products or to promote sales of the vendor's products. We pay commissions to our distributors as compensation for sales and marketing activities as evidenced by downline growth and sales volume and accordingly classify these expenses as a cost, rather than as a reduction of revenue. There was no effect on the consolidated financial position, results of operations or cash flows as a result of implementation of this pronouncement.

RESULTS OF OPERATIONS

      The following table summarizes our operating results as a percentage of net sales for each of the periods indicated.

                                        -------------------------------------------------------------------
                                        Nine Months ended September 30,    Three Months ended September 30,
                                            2001              2002              2001              2002
                                           ------            ------            ------            ------
Revenue                                     100.0%            100.0%            100.0%            100.0%

Cost of sales                                32.0              42.2              31.9              72.8
                                           ------            ------            ------            ------
Gross profit                                 68.0              57.8              68.1              27.2

Commissions                                  48.5              45.9              47.3              43.7
                                           ------            ------            ------            ------
Selling profit (loss)                        19.5              11.9              20.9             (16.5)

Operating Expenses
   Selling expenses                          13.5              13.8              13.6              15.2
   General and administrative                 8.5               5.0               6.9               6.5
   Shipping and handling expenses             5.9               6.3               5.8               6.9
   Research and development                   0.7               0.6               0.6               0.8
                                           ------            ------            ------            ------
Operating loss                               (9.1)            (13.8)             (6.0)            (45.9)

Other income                                  1.6               0.7               2.4               0.6

Interest expense                              2.2               0.7               2.2               0.8
                                           ------            ------            ------            ------
Net loss before taxes                        (9.7)            (13.8)             (5.8)            (46.1)

Income tax benefit                             --                --                --                --
                                           ------            ------            ------            ------
Net loss                                     (9.7)            (13.8)             (5.8)            (46.1)
                                           ======            ======            ======            ======

Three months ended September 30, 2002 compared with the three months ended September 30, 2001

      Net sales for the three months ended September 30, 2002 were $6.45 million, a decrease of $0.8 million or 11.4% from net sales of $7.2 million for the three months ended September 30, 2001. The decrease in sales is directly related to a 14.7% decrease in orders. Average order size increased to $122.76 from $115.00 over the same period. The average number of distributors for the three months ended September 30, 2001 decreased to an average of 42,635, which was 17.9% lower than the average of 51,964 distributors for the three months ended September 30, 2001. The number of distributors directly effects our sales.

      Gross profit decreased to 27.2% of net sales in the three months ended September 30, 2002 from 68% of net sales in the three months ended September 30, 2001. The decrease is due to the recording of an additional reserve of $3.1 million for potentially unsaleable inventories. We determined that the sales of our plant food and agricultural products was less than previously anticipated and recorded this reserve against the carrying value of our inventory designated for plant food and agricultural uses.

      Commission expense for the three months ended September 30, 2002 and 2001 was $2.8 million or 43.7% of net sales and $3.4 million or 47.3% of net sales, respectively, representing a decrease of $0.6 million, or 18.1%. During the three months ended September 30, 2001, we implemented a new commission structure in an attempt to attract and retain distributors. We revised this commission structure on July 1, 2002, which had the effect of reducing the commission paid to distributors.

      Operating expenses decreased approximately $62,000 or 3.2% to $1.89 million for the three months ended September 30, 2002 from $1.95 million for the three months ended September 30, 2001. We discuss the components of operating expenses below.

o Selling expenses includes order operator and distributor services expenses, marketing and promotion expenses, and the expenses of the Office of the President and CEO. Selling expenses decreased approximately $12,000, or 1.2%, between the three months ended September 30, 2001 and the three months ended September 30, 2002. Selling expense was $0.98 million for the three months ended September 30, 2002 compared to $1.0 million for the same period in 2001. This decrease was primarily due to a decrease in salaries and compensation, consulting expenses and utility costs. Selling expenses were 15.2% of sales for the three months ended September 30, 2002 and 13.6% of sales for the three months ended September 30, 2001. The increase in the expense as a percentage of sales is mainly as a result of the decrease in sales revenue.

o General and administrative expense was $0.4 million for the three months ended September 30, 2002 compared to $0.5 million for the comparable period in 2001. This change represented a decrease of $81,000 or 16.3%. General and administrative expenses averaged 6.5% of sales for the three months ended September 30, 2002 compared to 6.9% for the three months ended September 30, 2001. The decrease is attributable to a decrease in payroll and related costs, a decrease in legal and consulting fees and a decrease in costs associated with the consolidation of office space and leased facilities that occurred during 2001.

o Shipping and handling expenses increased $27,000 or 6.4%, to $0.44 million for the three months ended September 30, 2002 from $0.42 million for the comparable period in 2001. Shipping and handling expenses, as a percent of net sales, increased to 6.9% for the three months ended September 30, 2002 from 5.8% for the three months ended September 30, 2001. The increase was due to increased freight expense and postal rates. This increase was partially offset by a decrease in sales volume.

o Research and development expenses increased 9.4% to approximately $49,000 for the three months ended September 30, 2002 from approximately $45,000 for the comparable period in 2001. Research and development expense constituted 0.8% and 0.6% of net sales in the three month periods ending September 30 in 2001 and 2002, respectively.

      Other income decreased to approximately $43,000 for the three months ended September 30, 2002 from approximately $175,000 for the three months ended September 30, 2001, principally due to a decrease in sundry income collected from distributors, the recording of the fair value cost of penalty shares and warrants to be issued to an investor in the amount of $55,000, and a decrease in sub-lease rental income as a result of termination of a lease agreement.

      Interest expense decreased to approximately $54,000 for the three months ended September 30, 2002 from approximately $162,000 for the three months ended September 30, 2001. This decrease was due to a change in payments on our loan facility from minimum interest payments during the third quarter of 2001 to regular interest payments during the third quarter of 2002. Net interest expense represented 0.8% and 2.2% of sales for the three months ended September 30, 2002 and September 30, 2001, respectively.

      Net loss increased $2.5 million to $2,971,264 for the three months ended September 30, 2002 from $423,908 for the comparable period in 2001. As a percentage of net sales, net loss increased to 46% for the three months ended September 30, 2002 from 6% for the comparable period in 2001. The increase was due to our recording of an additional reserve of $3.1 million for potentially unsaleable inventories offset by decreases in general and administrative expenses and commission expenses. We recorded this reserve to reflect the reduced marketability of a portion of our inventory that was better suited for the agricultural market.

Nine months ended September 30, 2002 compared with the nine months ended September 30, 2001

      Net sales for the nine months ended September 30, 2002 were $20,311,470, representing a decrease of 11.5% from net sales of $22,944,017 for the nine months ended September 30, 2001. The decrease in sales is directly related to a 14.4% decrease in orders for the same period. Average order size increased to $120 from $116 over the same period. The average number of distributors for the nine months ended September 30, 2002 decreased to an average of 33,646, which was 27.6% lower than the average of 46,491 distributors for the nine months ended September 30, 2001.

      Gross profit decreased to 57.8% for the nine months ended September 30, 2002 from 68% for the nine months ended September 30, 2001. The decrease is due to the recording the additional reserve for potentially unsaleable inventories.

      Commission expense for the nine months ended September 30, 2002 and September 30, 2001 was $9.3 million or 45.9% of sales and $11.1 million or 48.5% of sales, respectively, representing a decrease of $1.8 million, or 16.1%. During the nine months ended September 30, 2001, we implemented a new commission structure in an attempt to attract and retain distributors. We revised this commission structure on July 1, 2002 to reduce the commission paid to distributors.

      Operating expenses decreased $1.3 million or 20.3% to $5.2 million for the nine months ended September 30, 2002 from $6.5 million for the nine months ended September 30, 2001. We discuss the components of operating expenses below.

o Selling expense includes order operator and distributor services expenses, marketing and promotion expenses, and the expenses of the Office of the President and CEO. Selling expenses decreased $0.3 million or 9.5% between the nine months ended September 30, 2001 and same period in 2002. Selling expenses for the nine-month period ended September 30, 2002 were $2.8 million compared to $3.1 million for the same period in 2001. This decrease was primarily due to decreases in salaries, compensation, consulting expenses and utility costs, because of our cost-cutting initiatives. Selling expenses were 13.8% of sales for the nine months ended September 30, 2002 and 13.5% of sales for the nine months ended September 30, 2001.

o General and administrative expenses decreased by $0.9 million or 47.7% between the nine months ended September 30, 2002 and the same period in 2001. General and administrative expenses were $1.0 million for the nine months ended September 30, 2002 compared to $1.9 million for the same period in 2001. For the nine months ended September 30, 2002, general and administrative expenses averaged 5% of sales while they were 8.5% of sales for the nine months ended September 30, 2001. The decrease between 2002 and 2001 is attributable to a decrease in payroll and related costs, a decrease in legal and consulting fees incurred during 2002, and a decrease in costs associated with the consolidation of office space and leased facilities that occurred in 2001.

o Shipping and handling expenses decreased approximately $83,000 or 6.1%, to $1.3 million for the nine months ended September 30, 2002 from $1.4 million for the same period in 2001. The decrease was due to lower sales volumes in the nine months ended September 30, 2002 partially offset by an increase in the postal rates. Shipping and handling expenses as a percent of net sales increased to 6.3% for the nine months ended September 30, 2002 from 5.9% for the nine months ended September 30, 2001.

o Research and development expenses decreased 14.1% to $131,601 for the nine months ended September 30, 2002 compared to $153,290 for the same period in 2001. Research and development expenses constituted 0.6% and 0.7% of net sales in the nine months ended September 30, 2001 and 2002, respectively.

      Other income decreased to approximately $155,000 for the nine months ended September 30, 2002 from approximately $373,000 for the nine months ended September 30, 2001, principally due to a decrease in sundry income collected from distributors and the recording of the fair value cost of penalty shares and warrants to be issued to an investor in the amount of approximately $169,000. We no longer earn sub-lease rental income as a result of cancellation of a lease agreement.

      Net interest expense decreased to approximately $149,000 for the nine months ended September 30, 2002 from approximately $513,000 for the nine months ended September 30, 2001. This decrease was due to a change in payments on our loan facility from minimum interest payments during the first three quarters of 2001 to regular interest payments during the first three quarters of 2002. Net interest expense represented 0.7% and 2.2% of sales for the nine months ended September 30, 2002 and 2001, respectively.

      Net loss increased 26.5% to $2.8 million for the nine months ended September 30, 2002 from a loss of $2,220,766 for the comparable period in 2001. As a percentage of net sales, net loss increased to 13.8% for the nine months ended September 30, 2002 from 10% for the comparable period in 2001. The dollar increase in the loss was due to the recording of a $3.1 million reserve for potentially unsaleable inventories, offset by the curtailment of various operating expenses.

Liquidity and Capital Resources

      We had net losses of approximately $5,015,350, $2,783,939 and $4,140,824 for the years ended December 31, 2001, 2000 and 1999, respectively and had a working capital deficit of $6,437,186 and $7,341,964 at December 31, 2001 and 2000, respectively. As a result, our independent certified public accountants have included in our annual report an explanatory paragraph in their report covering those periods, which expresses substantial doubt about our ability to continue as a going concern.

      Working capital deficit at September 30, 2002 amounted to $5,528,721, which represents an increase in working capital of $908,465 from a working capital deficit of $6,437,186 as of December 31, 2001. At September 30, 2002, we had a bank overdraft of $101,008 versus a bank overdraft of $763,105 as of December 31, 2001.

      In September 2002, our financing facility with Coast Business Credit was purchased by and assigned to La Jolla Loans, Inc. At the same time, we entered into a Forbearance and Extension Agreement with La Jolla Loans. Under the terms of the forbearance agreement, La Jolla Loans will not declare a default until June 30, 2003, when the entire principal is due. The forbearance period may be extended to June 30, 2004 if we pay a $75,000 renewal fee. Interest of $24,500 at an effective rate of 14% is payable monthly along with additional monthly impound payments of approximately $65,000. La Jolla Loans will defer the difference between the minimum interest payment of $45,000 under the agreement with Coast Business Credit and the $24,500 minimum interest payments under the forbearance agreement for the forbearance period. If we fully perform under the terms and conditions of the forbearance agreement and no default occurs during the forbearance period, La Jolla Loans will release us from any obligation to pay that portion of the minimum monthly interest payments in excess of $24,500. The outstanding principal balance at September 30, 2002 was $2,100,000.

      We believe that our existing capital resources and bank borrowings are adequate to fund our operations for at least the next twelve months. We have suspended dividend payments to our shareholders and have decreased our consulting fees by $120,000 per year. We have no present commitments or agreements with respect to any acquisitions or purchases of manufacturing facilities or new technologies. Any future changes in our operations could consume available capital resources faster than anticipated. Our capital requirements depend on numerous factors, including:

o     the introduction of new products;

o change in the number of distributors and the retention of our current distributor base; and

o     research and development efforts.

      If existing capital resources are insufficient to meet our capital requirements, we will be required to raise additional funds, which we cannot assure will be available on favorable terms, if at all.

Cash Flows

      Net cash provided by operating activities for the nine months ended September 30, 2002 amounted to $1,121,172 compared to cash provided by operations of $1,161,154 for the nine months ended September 30, 2001. The decrease in cash generated by operations is primarily due to the increase in net loss to $2,809,704 at September 30, 2002, from a net loss of $2,220,766 at September 30, 2001, and a decrease in inventory offset by an increase in other assets as a result of capitalizing loan costs associated with new borrowings.

      Cash used in investing activities for the nine months ended September 30, 2002 was $360,234, representing an increase of $177,601 from net cash used for investing activities of $182,633 for the nine months ended September 30, 2001. This increase resulted from the purchase of equipment during the nine months ended September 30, 2002 related to the construction of a new on-lake barge.

      Net cash used for financing activities was $760,938 in the nine months ended September 30, 2002 versus $978,521 of net cash provided by financing activities in the nine months ended September 30, 2001. This change is principally due to a $113,670 increase in our bank overdraft during the first three quarters of 2002 and increased net payments on long-term debt and related party debt for the nine months ended September 30, 2002 compared to the same period in 2001.

Recent Accounting Pronouncements

Pronouncements Not Yet Adopted

      In July 2001, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" ("SFAS No. 143"). SFAS No. 143 establishes standards associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002. We have not yet assessed the impact of this standard on our financial statements, but do not expect the impact to be material.

      Statement of Financial Accounting Standards No. 145, "Rescission of SFAS Statements No. 4, 44, and 64, Amendment of SFAS Statement No. 13, and Technical Corrections" ("SFAS 145"), updates, clarifies and simplifies existing accounting pronouncements. SFAS 145 rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt." SFAS 145 amends SFAS No 13, "Accounting for Leases," to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects similar to sale-leaseback transactions. The provisions of SFAS 145 related to SFAS No. 4 and SFAS No. 13 are effective for fiscal years beginning and transactions occurring after May 15, 2002. We do not anticipate that SFAS 145 will have a material effect on us.

      Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146"), requires us to recognize costs associated with exit or disposal activities when they are incurred, rather than at the date of a commitment to an exit or disposal plan. SFAS 146 replaces Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The provisions of SFAS 146 are to be applied prospectively to exit or disposal activities initiated after December 31, 2002.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

      We do not invest in derivative financial instruments or derivative commodity instruments and believe that our exposure to market risk associated with other financial instruments is immaterial.

      Our primary market risks include fluctuations in our variable interest rates. We have limited risk related to interest rate fluctuations. Consequently, we believe that fluctuation in variable interest rates in the near term would not materially affect our consolidated operating results.

Item 4. Controls and Procedures

      Within the 90-day period prior to the filing of this report, an evaluation was carried out by our Chief Executive Officer and Chief Accounting Officer of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-14 under the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and Chief Accounting Officer concluded that these disclosure controls and procedures were effective to ensure that material information relating to us and our consolidated subsidiary required to be included in our Exchange Act reports would be made known to them by others within these entities. No significant changes were made in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation, nor were there any significant deficiencies or material weaknesses in such internal controls. As a result, no corrective actions were required or taken.

      Our Chief Executive Officer and Chief Accounting officer do not expect that our disclosure controls or our internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

                          PART II -- OTHER INFORMATION

Item 1. Legal Proceedings

      On October 7, 2002, Daryl Kollman, one of Cell Tech's principal shareholders, filed a lawsuit against Cell Tech and certain of its officers, directors and counsel in the Circuit Court for the State of Oregon for Klamath County. The complaint makes a number of individual and derivative claims. Mr. Kollman makes two claims against Cell Tech. First, Mr. Kollman alleges that Cell Tech breached an agreement to register its stock for public sale and seeks damages of an amount to be proven at trial, but not less than $9,282,000. Second, Mr. Kollman claims that Cell Tech conspired with Marta C. Carpenter (formerly known as Marta C. Kollman), a principal shareholder and the President, Chief Executive Officer and one or our director; Donald P. Hateley, our Chairman of the Board of Directors; and others to prevent the registration of Mr. Kollman's stock and to cause other financial injury to him. As a result, Mr. Kollman seeks $32,931,976 against the defendants. Mr. Kollman also seeks millions of dollars in damages on his own behalf and on behalf of Cell Tech against Marta Carpenter, Mr. Hateley and others based on a variety of legal theories, many of which either have been or are being litigated in other cases. The Company intends to vigorously defend the direct claims asserted in this lawsuit, and is currently evaluating the claims that Mr. Kollman has asserted on Cell Tech's behalf. The Company cannot predict the amount of loss, if any, that could result from this lawsuit, but does not believe that an unfavorable outcome would have a material adverse impact upon its financial condition, cash flow, or results of operations.

      On March 27, 2002, the Nature Conservancy filed an action against Cell Tech in the Circuit Court for the State of Oregon for Klamath County, alleging, among other things, that Cell Tech's wholly owned subsidiary, The New Earth Company, was in default on a promissory note and a trust deed. The Nature Conservancy was seeking $375,000, the principal amount due under the promissory note, plus interest and certain leasehold rights. The Company has previously recorded the net present value of the promissory note, which has a balance of $313,790 and has been included in the current portion of long-term debt in the September 30, 2002 consolidated balance sheet. The Nature Conservancy has agreed to withdraw its complaint against us.

      On February 19, 2002, Mr. Kollman filed two separate Notices of Claim of Lien upon Chattels against Cell Tech, NAC and Marta Carpenter and others, in Klamath County, Oregon. Mr. Kollman alleges, among other things, that Cell Tech owes him approximately $705,693 in past due rent. Mr. Kollman also claims that Cell Tech owes Klamath Cold Storage, Inc. ("KCS"), a company owned by Mr. Kollman and Marta Carpenter, approximately $717,900 in past due rent. Mr. Kollman asserts that Cell Tech is not entitled to remove its property from property owned by him, Marta Carpenter and KCS and seeks to subject the Cell Tech property to foreclosure proceedings. The Company intends to vigorously defend against these liens. The Company cannot predict the amount of loss, if any, that could result from these liens, but does not believe that an unfavorable outcome would have a material adverse impact upon its financial condition, cash flow, or results of operations.

      On May 31, 2002, Mr. Kollman filed a lawsuit in the Circuit Court for the State Oregon for Klamath County to evict Cell Tech from certain property owned by him and Marta Carpenter. On October 31, 2002, the court granted Cell Tech's motion for summary judgment in this case.

      On June 6, 2002, Mr. Kollman filed a lawsuit in the name of KCS in the Circuit Court for the State of Oregon for Klamath County to evict Cell Tech from property owned by KCS. In this lawsuit, Mr. Kollman also alleges that Cell Tech has not paid approximately $1,050,000 in rent. Marta Carpenter is seeking to stop the evictions and the Company is resisting Mr. Kollman's attempt to evict it. The Company intends to vigorously defend this lawsuit. The Company cannot predict the amount of loss, if any, that could result from this lawsuit but an unfavorable outcome could have a material adverse effect on our financial condition.

      In October 2001, Teachers for Truth in Advertising filed an action in the Superior Court for the County of Tulare, State of California, alleging, that Cell Tech engaged in unfair business practices and misleading advertising. The plaintiff seeks corrective advertising and restitution to California consumers who purchased the products. The case has been tried. The trial judge ordered the plaintiff to file and serve a post trial brief by December 2, 2002 and for Cell Tech to respond by December 7, 2002 and the court will take the matter under submission. The Company cannot predict the amount of loss, if any, that could result from this lawsuit, but does not believe that the matter will have a material adverse effect on the Company's financial condition, cash flow or results of operations.

      On February 6, 1998, Oregon Freeze Dry filed a complaint against Cell Tech alleging that Cell Tech wrongfully terminated its contract with Oregon Freeze Dry. Oregon Freeze Dry seeks $780.930 in damages plus additional damages that allegedly are continuing to accrue and prejudgment interest and attorneys' fees. Cell Tech filed a counter suit alleging breach of contract and seeking damages, prejudgment interest and attorneys' fees. Cell Tech and Oregon Freeze Dry are negotiating a settlement. The Company has accrued $1,656,000 (included in accounts payable as of September 30, 2002) for this contingency. The eventual settlement amount could be significantly higher and could have a material adverse effect on the Company's financial condition, cash flow and results of operations.

Item 6. Exhibits and Reports on Form 8-K

      (a) Exhibits required by Item 601 of Regulation S-K

Exhibit Number    Description
--------------    -----------

3.1 Certificate of Incorporation, as amended, incorporated by reference to the Registration Statement on Form SB-2, dated June 21, 1996.

3.2 Certificate of Amendment of Certificate of Incorporation incorporated by reference to the Current Report on Form 8-K dated November 19, 1999.

3.3 Certificate of Designations, Preferences and Rights of Series B Convertible Preferred Stock incorporated by reference to the Current Report on Form 8-K dated August 2, 1999.

3.4 Amended and Restated Bylaws incorporated by reference to the Registration Statement on Form SB-2 dated June 21, 1996.

99.1 Certificate of Marta C. Carpenter pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

      (b) Current Reports on Form 8-K. None.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                      CELL TECH INTERNATIONAL INCORPORATED


December 5, 2002                        /s/ Marta C. Carpenter
                                        ----------------------------------------
                                        Marta C. Carpenter
                                        President and Chief Executive Officer

                            CERTIFICATION PURSUANT TO
                SECTION 302(a) OF THE SARBANES-OXLEY ACT OF 2002

I, Marta C. Carpenter, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Cell Tech International Incorporated;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and I have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

      c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                        CELL TECH INTERNATIONAL INCORPORATED


                                        /s/ Marta C. Carpenter
                                        ----------------------------------------
                                        Marta C. Carpenter
                                        Chief Executive Officer and Chief
                                        Accounting Officer,

                                        DATED: December 5, 2002