Form 10KSB
period 2002-12-31
CELL TECH INTERNATIONAL INC
filed 2003-04-16
CIK 1015194

                                      10-K
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K

      |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended: December 31, 2002
                                       or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_| Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_| Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes [ ] No [X ] State the aggregate market value of the voting stock held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within 60 days prior to the date of filing. The aggregate market value of the 800,000 shares of registrant's voting stock held by non-affiliates of the registrant was $176,000 as of June 30, 2002, based on the closing price of the registrant's common stock on the National Quotation Bureau's Pink Sheets or $0.22 per share. The number of shares outstanding of the registrant's sole class of common stock, par value $0.01 per share, as of March 31, 2003, the latest practicable date, was 10,640,895. DOCUMENTS INCORPORATED BY REFERENCE None.

                      CELL TECH INTERNATIONAL INCORPORATED
                             FORM 10-K ANNUAL REPORT
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001
                                TABLE OF CONTENTS

CELL TECH INTERNATIONAL INCORPORATED ...............................................................    I

PART I .............................................................................................    2

    ITEM 1.  BUSINESS                                                                                   2
    ITEM 2.  PROPERTIES                                                                                20
    ITEM 3.  LEGAL PROCEEDINGS                                                                         20
    ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                                       22

PART II ............................................................................................   23

    ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS                     23
    ITEM 6.  SELECTED FINANCIAL DATA                                                                   25
    ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION      27
    ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK                                39
    ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA                                               40
    ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE      40

PART III ...........................................................................................   41

    ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT                                        41
    ITEM 11. EXECUTIVE COMPENSATION                                                                    43
    ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT                            49
    ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                                            50
    ITEM 14. CONTROLS AND PROCEDURES


PART IV ............................................................................................   51

    ITEM 15. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K                         51

SIGNATURES .........................................................................................   57

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Some of our statements under "Business," "Properties," "Legal Proceedings," "Management's Discussion and Analysis of Financial Condition and Results of Operations," "Quantitative and Qualitative Disclosures about Market Risk," the Notes to Consolidated Financial Statements and elsewhere in this report constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements are subject to certain events, risks and uncertainties that may be outside our control. Some of these forward-looking statements include statements of:

- management's plans, objectives and budgets for its future operations and future economic performance;

- capital budget and future capital requirements;

- meeting future capital needs;

- realization of any deferred tax assets;

- the level of future expenditures;

- impact of foreign currency translations;

- impact of recent accounting pronouncements;

- the outcome of regulatory and litigation matters; and

- the assumptions described in this report underlying such forward-looking statements. Actual results and developments may materially differ from those expressed in or implied by such statements due to a number of factors, including:

- those described in the context of such forward-looking statements;

- future product development and manufacturing costs;

- changes in our incentive plans;

- timely development and acceptance of new products;

- the markets of our domestic and international operations;

- the impact of competitive products and pricing;

- the political, social and economic climate in which we conduct operations; and

- the risk factors described in other documents and reports filed with the Securities and Exchange Commission. In some cases, forward-looking statements are identified by terminology such as "may," "will," "should," "could," "would," "expects," "plans," "intends," "anticipates," "believes," "estimates," "approximates," "predicts," "potential" or "continue" or the negative of such terms and other comparable terminology.

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

                                     PART I

ITEM 1. BUSINESS.

OVERVIEW

We are a natural and nutritional products company and we develop and distribute a wide range of products made with Aphanizomenon flos-aquae (trade name Super Blue Green(R) Algae) ("SBGA") and other nutrients and ingredients through a network of independent distributors ("Distributors"). We currently offer twenty-two different products intended to appeal to health-conscious consumers. Our products are divided into five product lines including Daily Health Maintenance, Digestive Health, Defensive Health, Powdered Drinks and Snacks, and Animal and Plant Food.

We harvest SBGA and manufacture several of our products at our modern production facilities in Klamath Falls, Oregon. We market our products through independent Distributors located in all fifty states, the District of Columbia, Guam, Puerto Rico, American Samoa, the Virgin Islands, Federated States of Micronesia, Marshall Islands, Northern Mariana Islands, Palau and Canada. We encourage our Distributors to recruit interested people as new Distributors for our products. These recruits are placed beneath the recruiting Distributor in the "network" and are referred to as the distributor's "downline" or "network." Distributors earn commissions on sales by their organizations as well as retail profits on the sales they generate directly. We assist Distributors in establishing their own businesses and provide support programs such as a comprehensive, information-packed website (www.celltech.com), audio and videotapes for training, empowerment teams, seminars and an annual convention called the August Celebration.

HISTORY AND ORGANIZATION

nless otherwise specifically stated, references to "we" and "us" in this Form 10-K (the "Report") refer: (a) for periods prior to our reorganization, to the historical operations of HumaScan and (b) for periods following our reorganization, to the operations of Cell Tech International Incorporated, including its wholly owned subsidiaries The New Earth Company, Inc. ("NEC") and The New Algae Company, Inc. ("NAC").

We were formed under the name "HumaScan Inc." in 1994 to manufacture and market in the United States and Canada a device called the BreastAlert(TM) Differential Temperature Sensor, a non-invasive, easy to use, adjunctive test for use as part of a breast disease monitoring program (the "BreastAlert Device"). We commenced shipments of the BreastAlert Device in December 1997. In November 1998, we announced that we werein the process of evaluating various strategic alternatives, as we did not have adequate resources for the completion of clinical trials and marketing of the BreastAlert Device. Before the end of 1998, as a result of the lack of adequate financing, we terminated all employees and suspended all operations, focusing substantially all of our efforts on obtaining new financing and/or restructuring the business. The Board of Directors then entered into consulting agreements with three former key employees to negotiate settlement agreements with Scantek Medical, Inc. ("Scantek") to terminate the license agreement and negotiate settlements with other creditors, and explore the possibilities for restructuring and/or reorganizing the business.

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

On July 16, 1999, we entered into an Agreement and Plan of Reorganization with Daryl J. Kollman and Marta C. Carpenter (formerly know as Marta C. Kollman). The agreement provided for the exchange of all the outstanding shares of NEC and NAC for shares of our common stock and preferred stock that together represented, on August 6, 1999, approximately 92% of our outstanding common stock (including the common stock issuable upon conversion of the preferred stock). The reorganization was completed on August 6, 1999. On August 10, 1999, we changed our name to Cell Tech International Incorporated.

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

INDUSTRY OVERVIEW

The Natural Foods Merchandiser reports that the natural foods and nutrition industry topped $64 billion in 2002. The Nutrition Business Journal has predicted that the nutritional products industry will continue to grow at 4% to 6% annually through 2004. The Natural Foods Merchandiser has also reported that overall sales of natural foods and nutritional products grew approximately 7% in 2002. Most of this growth was in the functional foods sector (including nutrition bars and drinks) and the sports nutrition sector.

The growth of traditional supplements, including herbals, continued to decline in 2002.

The primary distribution channels in the nutritional supplements industry consist of mass-market retailers (including mass merchandisers, drug stores, supermarkets, discount and convenience stores), health and natural food stores, direct sales and mail order organizations, practitioners and the Internet. Natural foods retail is the largest of these channels, accounting for almost 50% of total sales, according to The Natural Foods Merchandiser. The Mass-market retail channel includes food stores, drugstores and mass merchandisers. Direct selling accounted for about 15% of sales during 2002.

The Nutrition Business Journal also reported that the potential for natural and healthier products to penetrate mainstream product categories looks promising--and is still largely untapped. Dietary supplements sales of $16.7 billion are less than 10% of over-the-counter medicine and prescription drug sales. Natural and organic food sales of $11.8 billion represent barely 2% of the U.S. food industry (only 1.5% when food service is included). Functional foods sales at $17.2 billion, even when broadly defined as manufactured foods with any ingredient added specifically for health purposes, still account for only 3.5% of the U.S. food industry. Natural personal care products, even more loosely and broadly defined than natural food, had sales of $3.6 billion in 2000 and are just 10% of total health & beauty care spending. The $50 billion nutrition industry accounted for just 7% of the $680 billion food, medicine, health and personal care products market in the United States in 2000.

The international nutritional supplement market is more fragmented than the domestic market. As a result, industry data is not readily available. However, many of the demographic and other trends and events present in the domestic market are also present in the international market.

GROWTH STRATEGY

Public awareness of the positive effects of nutritional supplements on health has been heightened in the last several years by widely publicized reports and medical research findings indicating a correlation between the consumption of nutrients and the reduced incidence of certain diseases. The United States government and universities generally have increased sponsorship of research relating to nutritional supplements. For example, Congress has established an Office of Alternative Medicine and an Office of Dietary Supplements within the National Institutes of Health to foster research into alternative medical treatment modalities and the role of dietary supplements in maintaining health and preventing disease, respectively. However nutritional supplement sales have been and may continue to be affected by questions about the efficacy and safety of such supplements. The recent controversies over the efficacy of St. John's Wort and Kava, and the recent concerns about the safety of Ephedra illustrate this point.

However, we believe that the aging of the United States population, together with a corresponding increased focus on preventative health care measures, will continue to result in increased demand for certain nutritional supplement products despite negative publicity of the type described above. According to the United States Bureau of the Census, the 35-and-older age group of consumers, which represents a large majority of the regular users of vitamin and mineral supplements, is projected to grow significantly faster than the general United States population through 2010.

Our growth strategy is to capitalize on the increased interest in nutritional supplements described above by increasing product sales through existing distribution channels in the U.S. and Canada and by expanding into new markets. In particular, we believe that we may realize our growth by achieving the following:

- We will introduce new products complementary to our current product lines. Our product development strategy is to expand our existing product lines to complement our current products. We have introduced five new products, the BG Bar, NaturaLighttm (for healthy weight management), ImmuSuntm (for immune system support), Containtm (for the relief of occasional heartburn) and OsteoSuntm (for healthy bone support) and we are actively working on introducing additional products.

- We intend to introduce alternative distribution channels through infomercials. Our ability to establish distribution through infomercials will be dependent upon our ability to increase our working capital in order to pay for the costs associated with infomercials. Our product distribution strategy is to provide complementary marketing methods for our Distributors. We have introduced a revised compensation plan and other promotion and recognition programs to provide additional incentives to our Distributors. Our ability to increase sales is significantly dependent on our ability to attract, motivate and retain Distributors. We utilize an innovative marketing program that we believe is competitive with programs offered by many other network marketing companies. This program provides financial incentives, including several forms of commission (bonus), optional Distributor training and support, no sign-up costs, inventory requirements, and low monthly purchase requirements. We intend to reach potential new Distributors through increased advertising, teleconferencing and regional sales and training meetings. Successful management of Distributors supports the marketing of products as well as the recruitment of new Distributors.

- We intend to tackle international markets by entering into marketing distribution agreements for Europe and Asia. We believe that growth potential exists in international markets and will seek to enter into international distribution agreements.

- We intend to engage government relations personnel to assist our international expansion. We will engage government relations personnel throughout the world who will take a systematic, proactive approach to working with government and licensing agencies in new markets to ensure that our products and distribution model are in compliance with all local laws and regulations. We will utilize outside market consultants and work with private organizations throughout the world to prepare for introducing our products in diverse markets.

- We intend to seek to enter into agreements and joint ventures with strategic partners. We believe that opportunities exist with various strategic partners that may improve our ability to market and distribute our products, enter into new markets and provide our Distributors with new products that complement our existing product lines.

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

The following chart lists our products and the categories targeted by each, as of March 31, 2003

------------------------------------------------------------------------
Daily Health    Digestive     Defensive    Powered Drinks     Animal and
Maintenance       Health        Health       and Snacks       Plant Food
------------------------------------------------------------------------
Super Blue Green(R) Alpha Sun(R)    X               X
------------------------------------------------------------------------
Super Blue Green(R) Omega Sun(R)    X               X
------------------------------------------------------------------------
Acidophilus                    X
------------------------------------------------------------------------
Bifidus                    X
------------------------------------------------------------------------
Spectrabiotic(R)                    X
------------------------------------------------------------------------
Internal Cleansing System                    X
------------------------------------------------------------------------
Super Blue Green(R) Enzyme                    X
------------------------------------------------------------------------
SBG Anytime     X              X             X
------------------------------------------------------------------------
Super Q10     X              X             X
------------------------------------------------------------------------
Super Sprouts & Algae     X              X             X
------------------------------------------------------------------------
Alpha Gold Promoting Physical Well-being     X                      X
------------------------------------------------------------------------
Omega Gold Enhancing Mental Well-being     X                        X
------------------------------------------------------------------------
Super Sun Smoothies                                                 X
------------------------------------------------------------------------
Mazama Mix                                                 X
------------------------------------------------------------------------
Cell Tech Essentials     X              X             X
------------------------------------------------------------------------
Super Blue Green(R) Animal Food                                     X
------------------------------------------------------------------------
NaturaLight                                  X
------------------------------------------------------------------------
OsteoSun                                  X
------------------------------------------------------------------------
ImmuSun                                  X
------------------------------------------------------------------------
Contain                                  X
------------------------------------------------------------------------
BG Bar     X              X             X              X
------------------------------------------------------------------------
PLANeT Food(R)                                        X
------------------------------------------------------------------------

DAILY HEALTH MAINTENANCE

- Super Blue Green(R) Alpha Sun(R). Alpha Sun(R) is whole, complete algae. Because its cell walls contain a high percentage of floridan starch, it provides natural sugars critical to the health and vitality of tissues and cells. Alpha Sun(R) also contains high concentrations of easily assimilated vital minerals. It is available in capsules and tablets.

- Super Blue Green(R) Omega Sun(R). Omega Sun(R) is the heart of the algae with the cell wall carefully removed through a special separation process. This super-concentrated food contains a higher overall amino acid content than Alpha Sun(R). It is a source of raw materials for building the neuro-peptides associated with brain activity. It is available in capsules and tablets.

- Cell Tech Essentials. Cell Tech Essentials, named for our most essential products, is a repackaging of them. It attains a new level of convenience and effectiveness and, at $40.00 per bag, a new level of value. Each bag contains 30 packets and each packet contains the following capsules: one Alpha Sun(R), one Omega Sun(R), one Acidophilus, one Bifidus, and two Enzymes.

- NaturaLight. NaturaLight is a herbal supplement designed to work with the metabolism to help users reach their weight loss goals. Formulated with enzymes, botanicals, and other complementary ingredients, this product works with user's metabolisms to help them reach their weight loss goals. We believe that this herbal supplement can be used exclusively, or used in concert with any other weight loss program. We believe that, combined with proper diet and exercise, NaturaLight can help reduce cravings, increase energy, and improve mental clarity and attitude. The goal of this new product is to help the body reduce fat and lose weight while maintaining lean muscle mass. It is available in capsules.

- SBGAnytime. SBGAnytime supplies Super Blue Green Algae in a convenient chewable form, providing support to body and mind any time. It's designed for people on the go, young (and not-so-young) finicky eaters, and those who have difficulty swallowing capsules and tablets. Each wafer contains a 150 mg mix of Alpha Sun(R) and Omega Sun(R) Algae, orange juice, honey, and other natural sweeteners.

- BG Bar. BG Bar is a food bar made with quality organic ingredients, fortified with sprouted grains, greens, and Super Blue Green Algae(R). It has an almond butter texture with minced almonds on top. We believe that consumers will find it attractive and a useful source of nutrition. Each bar weighs 56 grams.

DIGESTIVE HEALTH

- Acidophilus. Acidophilus (Lactobacillus acidophilus) is the first of our probiotic products and operates in the small intestine. Without proper cleansing, the small intestine can fill with wastes and harmful by-products that impair natural digestive functions. Our Acidophilus helps process food quickly and eliminate waste. It is a single-strain beneficial bacterium called DDS-1a Acidophilus, which helps keep harmful bacteria out by colonizing the walls of the small intestine and by secreting substances that prevent the growth of unfriendly bacteria. Each capsule is carefully micro blended with 85 milligrams of Super Blue Green(R) Omega Sun(R) Algae.

- Bifidus. Bifidus (Bifidobacterium bifidum) is the second of our probiotic products. While Acidophilus serves the small intestine, Bifidus is for the large intestine. The large intestine absorbs the water from food and passes the remaining waste out of the body. A good intestinal flora in the large intestine can help prevent gas, bloating and diarrhea. Our Bifidus helps repopulate the large intestine with friendly bacteria, restoring the healthful environment it needs to do its job well. Each capsule is micro blended with 85 milligrams of Super Blue Green(R) Omega Sun(R) Algae.

- Spectrabiotic(R). Spectrabiotic(R) is designed to complement Acidophilus and Bifidus in providing a complete system for building and maintaining healthy intestinal flora. In the Spectrabiotic(R) formula, eight key "good bacteria" are micro blended with 85 milligrams of Super Blue Green(R) Omega Sun(R) Algae, providing the entire digestive tract with probiotic support, especially when combined with a regular program of Acidophilus and Bifidus. Spectrabiotic(R) also contains Jerusalem artichoke, acerola, and rose hips.

- Internal Cleansing System. The New Seasons Cleansing System is a two-product program that is designed to assist the body's natural elimination systems. The Herbal Formula supports the processes that remove toxins from the tissues of the body; then the Fiber Formula helps the body eliminate those toxins.

- Super Blue Green(R) Enzymes. Our Super Blue Green(R) Enzymes contains a full range of food enzymes to help break down all types of foods, including fats, carbohydrates, protein and fiber. Super Blue Green(R) Enzymes is micro blended with 25 milligrams of Alpha Sun(R), adding specific vitamins and minerals many enzymes need for optimum functioning.

- Super Sprouts & Algae. Super Sprouts & Algae is a unique product combining the nutritional benefits of three "superfoods" from three natural environments -- land, lake and sea: a super concentration of custom-grown wheat sprouts; Super Blue Green(R) Alpha Sun(R) Algae; and Super Red Beta Algae (Dunaleilla salina), a strain of marine algae. These three superfoods together supply the body with antioxidant nutrition to neutralize the effects of highly unstable, reactive molecules known as free radicals. Two tablets of Super Sprouts & Algae provide over 100% of the RDA for vitamin A. Each tablet contains 540 milligrams of wheat sprouts, 60 milligrams of Super Blue Green(R) Alpha Sun(R) Algae and 25 milligrams of Super Red Beta Algae.

- Super Q10. Super Q10 contains Super Blue Green(R) Alpha Sun and a special enzyme enhancer called coenzyme Q10. This nutrient has been shown to be beneficial for functioning of the heart, muscles, and the nervous and immune systems. It is especially important in helping the mitochondria, or powerhouses of cells, to generate energy. Super Q10 is a synergistic combination of pure premium coenzyme Q10 with 85 milligrams of Super Blue Green(R) Alpha Sun(R) Algae and is a way to assist cells in converting nutrients into energy.

DEFENSIVE HEALTH

- Alpha Gold. Promoting Physical Well-being. Alpha Gold contains a carefully chosen group of ingredients, each with documented health benefits, that works synergistically with Super Blue Green(R) Algae to facilitate overall good health. Alpha Gold contains bee pollen to increase stamina, vitality and athletic performance; noni to help stimulate the immune system; turmeric to help protect against environmental contaminants; and gluten-free sprouted wheat grass juice, which contributes a variety of assimilative enzymes. This product is available in capsules or powder.

- Omega Gold. Enhancing Mental Well-being. In addition to the ingredients found in Alpha Gold, Omega Gold also contains ginkgo biloba, which increases circulation to the brain and has effects upon memory, clarity and mental alertness. Siberian ginseng is added to stimulate both mental and physical performance. This product is available in capsules or powder.

- ImmuSun. A natural part of the human diet for thousands of years, the complex carbohydrate WGPtm beta glucan used in ImmuSun has been shown to fortify the immune system.

- Contain. For occasional heartburn, there is now have a healthy choice. Contain is formulated with a superior combination of alginate (from seaweed), Super Blue Green Algae, enzymes, and other soothing natural ingredients.

 - OsteoSun. A new,
natural, and unique non-calcium dietary supplement, which is scientifically proven to promote bone health.*

--------------------------------------------------------------------------------

POWDERED DRINKS AND SNACKS

- Super Sun Smoothies. Super Sun Smoothies are all-vegetable powder shake mixes. We make Super Sun Smoothies with premium ingredients that are dairy free and contain no preservatives, yeast artificial flavorings or colorings. They also provide the "superfood" benefits of 500 milligrams of Super Blue Green(R) Alpha Sun(R) and 500 milligrams of Omega Sun(R) Algae blended into every scoop.

- Mazama Mix. Mazama Mix is a nutrient-rich green drink derived from all-natural whole food sources. It contains minerals and trace minerals that we believe are essential for the proper functioning of the body. This product is designed to help enhance overall health, vitality and energy levels.

ANIMAL AND PLANT FOOD

- Super Blue Green(R) Animal Food. Super Blue Green(R) Animal Food is a blend of coarse-grade Alpha Sun(R) and Omega Sun(R) Algae, providing the fundamental building blocks for strengthening the immune system of animals. The broad spectrum of organic minerals, vitamins, amino acids, enzymes and the supply of beta carotene and chlorophyll found in Super Blue Green(R) Algae is readily absorbed by animals. Super Blue Green(R) Animal Food is sprinkled over the pets' food.

- PLANeT FOOD(R). PLANeT FOOD(R) is designed to add trace minerals and other components to soils. It is a mixture of volcanic rock dust from Colorado and algae from Klamath Lake and is sold for use on potted plants, lawns, gardens, and trees and for composting. The Food and Drug Administration has not evaluated these statements. These products are not intended to diagnose, treat, cure, or prevent any disease.

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

COMMISSION SYSTEM

We currently offer two categories of membership. The first category is called a "Distributor" and the other is called a "Preferred Customer." Distributors are interested in receiving commissions for their own purchases as well as for purchases made by members enrolled in their "downline." A Preferred Customer is a customer who is interested in consuming our products, but is not interested in the business opportunity we offer to our Distributors. Many Preferred Customers eventually become Distributors. Both categories of membership purchase our products at wholesale prices. Distributors are compensated through a Distributor commission system that encourages both retail selling and sales organization management.

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

In June 2002, we revised our commission system to better suit our long-term growth objectives of attracting new Distributors and appropriately rewarding the Distributors that work to increase their business with us. Our goal was to redistribute our commission expense to those Distributors who demonstrate to us that they are actively contributing to our growth. We believe we have designed a commission system that is suited to achieve these goals as is demonstrated by the decrease in commission expense from 47.8% of revenue in 2001 to 44.6% of revenue in 2002. The changes to our system that took effect in June 2002, are as follows:

- The personal volume percentage paid to Members was reduced to 5% from 10%. This change did not affect titles above Member. Once a Member reaches the title of Representative, the commission on personal volume is 15% and 5% on any volume of Members in the Representative's network.

- Generation 4, 5, and 6 payout percentages were reduced to 3%, 2%, and 1% from 4%, 3%, and 2%, respectively. The titles of Amethyst, Ruby and Sapphire were not affected by this change.

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

We believe that the opportunity of Distributors to earn bonuses contributes significantly to our ability to retain our productive Distributors. The Distributor commission system encourages promotion to higher commission levels by enabling Distributors to earn commissions on a deeper sales base (i.e., more levels of their organization). We believe this will encourage sponsoring growth (depth) in an organization and not just acquiring customers personally.

To become a Distributor, a person must simply sign an agreement to comply with our policies and procedures. No investment is necessary to become a Distributor. We consider, as of February 28, 2003, approximately 37,000 of our Distributors to be "active," that is, an individual Distributor who has ordered at least $50 of our products during the preceding six-month period.

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

DISTRIBUTOR SUPPORT

As part of our program to maintain constant communication with our Distributor network, we offer the following support programs to our
Distributors:

- Associations/Teams/Advisory Board. Several associations and teams support Distributors' efforts, including the Leadership Alliance, an association of thoseDistributors having reached the top levels of our Marketing Plan, which was formed in order to allow interaction among the Network's "top level" group for discussion of business issues, development of solutions and methods to improve the sales success and growth of downlines and the Network as a whole. In addition, the Field Advisory Board is an advisory team representing the entire field organization and brings issues, recommendations, and other ideas to us for discussion. The Field Advisory Board participates in bi-monthly teleconferences with our marketing and operations executives.

- August Celebration. For the past thirteen years, we have sponsored and held the August Celebration, which is our annual convention.

- Ordering Support. We offer a variety of methods to order product and support materials, including toll-free telephone operator access, "Order Express" (a toll-free automated telephone system that Distributors can call 24 hours a day to place orders or to access their records), and our website at http://www.celltech.com.

- Information Support. Distributors may learn more about our products, our history, distributor organization building, management techniques and related matters through our website. In addition, we produce color catalogues and brochures for our Distributors and produce a monthly publication called "Networker's Edge" focused on business building. We also maintain our ATG Technologies Voice Mail System, which includes options for broadcasting messages to our Distributors via temporary, permanent and super groups. A direct access telephone line allows Distributors to access our most recent announcements sent through the ATG Technologies System to our Network. Finally, a 24-hour toll-free "Fax-on-Demand" system provides Distributors with news bulletins, product literature and articles of interest via facsimile.

RESEARCH AND DEVELOPMENT

We spent approximately $193,310 on research and development in 2002, $190,884 in 2001 and $456,098 in 2000. We continually seek to identify, develop and introduce innovative, effective and safe products. Sixteen new products have been introduced since 1997. Management believes that our ability to introduce new products increases our Distributors' product visibility and competitiveness in the marketplace. We also continuously evaluate "existing" products for viability and it is our policy to discontinue products that are not selling satisfactorily.

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

In 2002, we began formulating and testing three new products, ImmuSun, Contain and OsteoSun, designed to compliment our existing product line and began selling them to our Distributors in June 2002, October 2002 and February 2003, respectively.

ImmuSun. ImmuSun, an all-natural supplement, contains the active ingredient WGP(TM) beta glucan, a patented form of the complex carbohydrate beta glucan, which is found in the cell walls of baker's yeast (Saccharomyces cerevisiae). Scientists discovered the immune-boosting properties of beta glucan in the 1960s. Since then, they have documented its potential as an immunity booster in numerous studies conducted at such prestigious research institutions as Massachusetts Institute of Technology, Harvard University, and Johns Hopkins University.

These studies have proven WGP beta glucan's ability to activate macrophages, a type of white blood cell that is the body's first line of defense. Macrophages circulate throughout the body engulfing and digesting foreign antigens, thus triggering a cascading effect that mobilizes the body's arsenal of defenses. The result is a stronger immune system.

Contain. Contain's orange-flavored chewable tablets are made with a superior combination of alginate (from seaweed), Super Blue Green Algae, enzymes, and other soothing natural ingredients that join forces to help "contain" stomach acid. Upon contact with gastric juices, the proprietary blend of plant extracts and other natural ingredients creates a temporary gel barrier that helps keep gastric contents from seeping into the esophagus. Meanwhile, the enzymes in the formulation work in the stomach to aid in the efficient breakdown of food, helping to minimize occasional indigestion at the outset.

Contain differs from similar products on the market because it is formulated with enzymes to help reduce indigestion and also Contain includes Omega Sun algae for added nutritional value. Contain acts only mildly to neutralize stomach acid--rather, it relieves symptoms of occasional heartburn naturally, by forming a protective buffer to help keep stomach acid where it belongs. Contain offers an ideal combination of beneficial ingredients that can help alleviate the stressful effects of occasional heartburn.

OsteoSun. Calcium alone is often not enough to maintain bone health.. Studies have shown that OsteoSun can significantly increase bone mineral density. OsteoSun's ingredients include a patented formulation of red yeast rice, a natural food product that - in this formulation only - has been certified by the International Bone Laboratories as "bone active." This is the only formulation of this natural product that has been certified for bone health.

OsteoSun also contains Super Blue Green Omega Sun algae, which, in addition to all its other benefits, aids the assimilation of red yeast rice and other helpful nutrients.

We are currently developing additional products, including new antioxidants, weight management, and energy products. In addition to the introduction of single products, we are also focusing on promoting groups of products to be taken in conjunction with each other to address the specific needs an individual may have (such as weight loss, stress or daily wellness).

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

In 2001, for the first time ever, we began harvesting on Upper Klamath Lake by the use of a unique (patent pending) on-lake harvester. As a result of this method of harvesting, we can gather Aphanizomenon flos-aquae directly from the lake. This development of our harvesting techniques made harvesting possible in a drought year when the availability of water in the canals was nonexistent or questionable, because of the nationally reported water crisis in the Klamath Basin. We believe that harvesting directly from Upper Klamath Lake is both cost-effective and provides us with excellent yields, utilizing the new harvester that we conceived, designed and built. We have applied for a design patent on our harvester, as we believe that the technology utilized with this new harvest system is effective, special and unique.

Processing of SBGA is a complex process including the following:

- Screening. We filter fresh algae out of the water with fine mesh screens.

- Primary Separation. Primary separators remove everything suspended in the lake water, which concentrates the algae by removing virtually all extracellular water.

- Freezing. We quickly freeze the algae, converting it into slabs at a temperature of -30(degree) Fahrenheit.

- Drying. We gently remove all cellular water in a low temperature environment, converting the algae into a dry, stable medium that retains vital nutrients.

- Powdering and Bottling. We sift and grind the algae to a fine powder, which can be encapsulated or tabletized and sealed to retain freshness and viability.

In years when there has been no harvest, we rely on our inventory of frozen and freeze-dried SBGA. As of December 31, 2002, we had 900,157 pounds of frozen algae inventory for use in capsules and tablets and 1,660,511 pounds of frozen algae for use with vendor products. We had not harvested algae since 1998 due to excess inventory in relation to sales; however, in July 2001, we commenced harvesting SBGA and in 2002 we expanded our harvesting capacity ten-fold. We believe that our present rate of inventory consumption only partially reflects the demand that we anticipate as we implement our growth strategy. Although the availability of new algae that we may harvest from Upper Klamath Lake may change from year to year, we believe that our existing inventory is adequate for several years.

From time to time a toxic species of algae called Microcystis aeruginosa blooms in Upper Klamath Lake and can contaminate a portion of our harvest of SBGA with microcystin, a toxin. We have worked with state and federal agencies to establish prudent safety precautions, and test each batch of algae we harvest for microcystin levels before releasing it for production. We believe our harvest methods help us to minimize the amount of Microcystis aeruginosa in the harvested material, thus increasing the total amount of algae that we can release for production.

We encapsulate and bottle algae in-house. We also purchase vitamins, nutritional supplements and other products and ingredients from parties that manufacture such products to our specifications and standards. During 2002, 2001 and 2000, one vendor supplied approximately 45%, 55% and 27%, respectively, of the products that we purchased. This vendor was our source of enzymes and probiotics. We place significant emphasis on quality control with all of our products. All nutritional supplements, raw materials and finished products are subject to sample testing, weight testing and purity testing by independent laboratories. In the event of loss of any of our sources of supply, we believe that suitable replacement sources of similar products and product ingredients exist and are available to us.

TRADEMARKS AND SERVICE MARKS

Most products are packaged under our "private label." At December 31, 2002, we have six trademarks registered with the United States Patent and Trademark Office and one trademark application pending, and three trademarks registered and one application pending with the Canadian Intellectual Property Office of Trade Marks. In addition, we have registered trademarks in eleven foreign countries (and one application pending in a twelfth) for the mark "Planet Food." While we believe customer identification with our name and brand is important, we feel that our primary competitive edge arises from our Distributor network and our strategic location which allows us to process algae immediately after its harvest, and not from any proprietary technology.

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

There are several companies that harvest algae from the Upper Klamath Lake. However, we are the largest harvester and the supply of algae is substantially more than the total amount harvested by all companies. We also have access to Upper Klamath Lake that is in close proximity to our freezer facility.

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

PRODUCT REGULATION

Several governmental agencies regulate certain aspects of our products, including formulation, manufacturing, packaging, storing, labeling, advertising, distribution, and sales. These agencies include the Food and Drug Administration ("FDA"), the Federal Trade Commission ("FTC"), the Consumer Products Safety Commission, the Department of Agriculture, the Environmental Protection Agency, and the Postal Service. In addition, various state and local agencies can regulate us in areas where our products are manufactured, distributed, and sold.

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

In January 2000, the FDA published a final rule that defines the types of statements that can be made concerning the effect of a dietary supplement on the structure or function of the body pursuant to the DSHEA. Under the DSHEA, dietary supplement labeling may bear "structure/function" claims, which are claims that the products affect the structure or function of the body, without prior FDA review. They may not, without prior FDA review, bear a claim that they can prevent, treat, cure, mitigate or diagnose disease (a disease claim). The new final rule describes how the FDA will distinguish disease claims from structure/function claims. In February 2001, the FDA issued a notice requesting comments on the types of information that should be included in guidance on applying the regulations on statements made for dietary supplements concerning the effect of a dietary supplement on the structure or function of the body. No guidance document has been issued to date, and the Company has continued its ongoing efforts to ensure that its dietary supplement product labeling complies with the requirements of the "Structure/Function" final rule, which became effective in February of 2000.

FFDCA classifies the majority of our products as "dietary supplements." The FDA issued regulations governing the labeling and marketing of dietary supplement products in September

1997. These regulations covered several issues. First, they covered the identification of dietary supplements, as well as their nutrition and ingredient labeling. Second, they covered the terminology to be used for nutrient content claims, health content claims, and statements of nutritional support. Third, they covered the labeling requirements for dietary supplements that claim to be "high potency" and "antioxidant." Fourth, they covered notification procedures for statements on dietary supplements. Finally, the regulations covered the pre-market notification procedures for new dietary ingredients in dietary supplements. The notification procedures became effective in October 1997. The labeling requirements became effective in March 1999 and we revised our product labels to reflect the new requirements. We continue to secure substantiation of our product performance claims and to notify the FDA of certain types of performance claims made for our products. Our substantiation program involves compiling and reviewing scientific literature, including our own university research that is pertinent to the ingredients contained in our products.

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

STATE REGULATION

As a result of certain conditions, a toxic strain of algae called Microcystis aeruginosa occasionally blooms in Klamath Lake and can contaminate a portion of our harvest of blue-green algae with microcystin, a toxin. In 1994, we began to test the algae harvested at this facility for possible contamination. The existence of Microcystis aeruginosa has been regularly measured at various levels. In the absence of established regulatory criteria for determining an acceptable level of microcystin (the actual toxin), we sponsored an assessment of risk and set our own standards for determining whether a particular batch of algae is acceptable for human consumption. Algae that does not meet our standards and cannot be used in alternative non-human consumable products is isolated and not used in production.

On October 23, 1997, the Oregon Department of Agriculture issued an Administrative Rule on the sale of blue-green algae, which stated, "the agency has decided to adopt the 1 microgram per gram (1 ppm) level of microcystin in blue-green algae." This ruling may have an impact on our ability to process and distribute the raw algae harvested and finished goods produced. Such ruling may also decrease the amount of salable inventory and may, therefore, have an adverse impact on our ability to realize the carrying value of our inventories. We have recognized that an impairment of our inventory may exist and therefore have recorded our best estimate of the effect by establishing a reserve for $4,000,000 at December 31, 2002, for the possible effects of inventories, which may become unsaleable under this Rule. The Oregon Department of Agriculture has taken no regulatory actions against our products under this Rule to date.

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

--------------------------------------------------------------------------------
REGULATION OF ADVERTISING

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

Through our manuals, seminars and other training materials and programs, we attempt to educate our Distributors as to the scope of permissible and impermissible activities in each market. We also investigate allegations of Distributor misconduct. However, our Distributors generally are independent contractors, and we are unable to monitor directly all of their activities. As a consequence, we cannot be sure that our Distributors comply with applicable regulations. Misconduct by Distributors could have, a material adverse effect on us in a particular market or in general.

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

EMPLOYEES

At February 28, 2003, we employed approximately 85 persons, of which 4 were part-time. These numbers do not include our Distributors, who are generally independent contractors rather than our employees. None of our employees are represented by a labor union and we have never experienced any business interruption as a result of any labor disputes. We believe that our relationship with our employees is good.

INDUSTRY SEGMENTS AND EXPORT SALES

We have no assets outside of the United States. Our business consists of one industry segment and is grouped into two geographic areas: United States and Canada. The following table (dollars in thousands), summarizes the product sales revenues from customers in each of the two geographic regions:

(Dollars in Thousands)           2002               2001              2000
                                 ----               ----              ----
United States             $24,696    94.3%   $28,310    94.3%   $36,796    94.4%
Canada                    $ 1,498     5.7%   $ 1,702     5.7%   $ 2,181     5.6%
                          -------   -----    -------   -----    -------   -----
Total                     $26,194   100.0%   $30,012   100.0%   $38,977   100.0%
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

ITEM 3. LEGAL PROCEEDINGS.

On February 6, 1998, Oregon Freeze Dry, Inc., a vendor, filed a complaint against the Company alleging that the Company wrongfully terminated its contract with OFD. On December 20, 2002 a settlement agreement between the parties was signed and the lawsuit was dismissed. The parties agreed that the Company will pay $1,885,917 to Oregon Freeze Dry, Inc. Payments are to be $50,000 per month. No interest will accrue to this note as long as the Company is timely in its note payments. $1,478,275 is included in notes payable at December 31, 2002. As of December 31, 2002, the Company is current on its payment obligations to Oregon Freeze Dry, Inc. Additionally, the Company is obligated to use Oregon Freeze Dry, Inc for all of its freeze-drying needs. If the Company chooses to use a bulk drying method other than freeze drying, then the Company will pay a fee of 25 cents per pound to Oregon Freeze Dry, Inc for a period of up to 10 years, but not to exceed $2,500,000 for algae dried using such alternative method.

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

      In October of 2001, Teachers for Truth in Advertising filed an action in the Superior Court of Tulare County, California alleging that Cell Tech Products, Inc. engaged in unfair business practices and misleading advertising.

      In January 2003, the Superior Court of Tulare County issued a Tentative Decision stating that Teachers for Truth in Advertising was entitled to an injunction prohibiting Cell Tech from making deceptive representations in its advertising or literature disseminated in California and ordering Cell Tech to refund the purchase price paid by California customers for Cell Tech's algae products from the date four years prior to the filing of the action through the trial date in November of 2002.

In response to the Tentative Decision, Cell Tech's counsel filed a Request for Statement of Decision on January 23, 2003. On February 20, 2003, the Superior Court issued its Final Decision, which essentially affirms the Tentative Decision. Plaintiff has submitted a proposed judgment to the court consistent with the Tentative and Final Decisions. The parties have agreed to mediate this matter on May 9, 2003 before a retired Orange County Superior Court judge. Should the mediation fail, and upon notice of entry of judgment, the Company intends to file post-judgment motions to vacate the judgment and for new trial. Should those motions be denied, the Company intends to file an appeal. The refund to California customers, if required to be made in accordance with the Final Decision, will be in an amount that would have a material adverse impact on Cell Tech's business and financial position.


On January 28, 2002, we terminated our lease between NAC and Klamath Cold Storage, Inc. , a corporation owned by our principal shareholders, Daryl Kollman and Marta C. Carpenter. On February 19, 2002, Daryl Kollman, on behalf of himself and as an officer of Klamath Cold Storage, Inc., filed two separate Notice of Claim of Lien upon Chattels (the "Possessory Liens") against us and our wholly owned subsidiary, NAC and/or NEC, in the County of Klamath, State of Oregon, claiming a lien upon us and our wholly owned subsidiaries by alleging among other things, that we owe him and Marta C. Carpenter approximately $508,246 in past due rent and that we owe Klamath Cold Storage, Inc approximately $576,232 in past due rent for our use of certain real property owned by him and Marta C. Carpenter, our President and Chief Executive Officer, and Klamath Cold Storage, Inc. Through the possessory liens, Daryl Kollman is claiming that we are not entitled to remove any of our property from the premises and that the properties will be subject to foreclosure proceedings. We do not believe that Daryl Kollman will prevail in this matter and we have retained legal counsel to represent us.

On March 27, 2002, the Nature Conservancy filed an action against Cell Tech in the Circuit Court for the State of Oregon for Klamath County, alleging, among other things, that Cell Tech's wholly owned subsidiary, The New Earth Company, was in default on a promissory note and a trust deed. The Nature Conservancy was seeking $375,000, the principal amount due under the promissory note, plus interest and certain leasehold rights. We have previously recorded the net present value of the promissory note, which has a balance of $313,790 and has been included in the current portion of long-term debt in the December 31, 2002 consolidated balance sheet. An agreement was signed and the court action dismissed in January 2003. The net effect of this will be to increase net income during the first quarter of 2003 by $161,956.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

PRICE RANGE OF COMMON STOCK

On August 14, 1996, HumaScan completed its initial public offering and our common stock began trading on the NASDAQ Small Cap Market under the symbol "HMSC." Prior to the IPO there was no established public trading market for our common stock. On March 4, 1999, our common stock was delisted from the NASDAQ Small Cap Market and commenced trading on the OTC Bulletin Board. On August 10, 1999, as part of our reorganization, we executed a 1 for 10.8520933 reverse stock split and changed our name to Cell Tech International Incorporated, trading symbol "EFLI." On July 24, 2000, trading in our common stock on the OTC Bulletin Board was suspended due to the fact that our 1934 Act filings were past due and our common stock was subsequently quoted on the National Quotation Bureau's Pink Sheets. The following table lists the bid prices at the end of each period obtained from the National Quotation Bureau's Pink Sheet service and is adjusted for subsequent stock dividends and stock splits. Prices do not include retail mark-ups, mark-downs or commissions and may not represent actual transactions. Trading in our common stock is limited and sporadic and such quotations should not of themselves be deemed to constitute an established public trading market.

                                           High Bid Price for  Low Bid Price for
                                                Period ($)        Period ($)
                                           -------------------------------------

2002

First Quarter ........................             .40                .20
Second Quarter .......................             .45                .20
Third Quarter ........................             .52                .17
Fourth Quarter .......................             .50                .20
                                           -------------------------------------

2001

First Quarter ........................            .30                .13
Second Quarter .......................            .65                .14
Third Quarter ........................            .68                .20
Fourth Quarter .......................            .52                .14

At December 31, 2002, 10,640,895 shares of our common stock were issued and outstanding and were held by approximately 141 stockholders of record.

DIVIDENDS

In 1999, before our reorganization, we distributed certain real estate valued at $1,050,000 to Marta C. Carpenter and Daryl J. Kollman, and paid previously declared dividends of $7.6 million to Marta C. Carpenter and Daryl J. Kollman. We do not plan to pay dividends on our common stock in the foreseeable future. The payment of dividends in the future will depend on the evaluation by our Board of Directors of such factors as it deems relevant at the time and restrictions imposed by the terms of our debt obligations, if any. Currently, the Board of Directors believes that all of our earnings, if any, should be retained for the development of our business.

RECENT SALES OF UNREGISTERED SECURITIES

On October 19, 1999, we sold 1,157,895 shares of our common stock and warrants to purchase 1,157,895 shares of our common stock in a private placement to Zubair Kazi for $1,515,625, net of fundraising costs of $134,375. In connection with this transaction, we also issued warrants to purchase 150,000 and 100,000 shares of our common stock to Pacific Basin Capital and Richard Wade, respectively. Each warrant has a 5-year term and an exercise price of $1.425 per share. We also issued 50,000 shares of our common stock, at fair market value that amounted to $134,375, to Pacific Basin Capital for its services. The transaction above involved an investment by one person who is an accredited investor, as that term is used in Regulation D, and did not involve a general solicitation. The above transaction was effected pursuant to Section 4(2) of the Securities Act of 1933.

We are obligated to issue to Kazi additional Purchased Securities, as penalties and interest, for any delay in filing our next registration statement beyond 120 days after October 19, 1999. As of March 31, 2003, we have not filed a registration statement and consequently, Mr. Kazi is entitled to an additional 2,923,273 shares of common stock/warrants as of December 31, 2002. As of March 31, 2003, we have not yet issued to Mr. Kazi any of these additional securities but have accrued the liability of $568,000 for their issuance in our financial statements.

We are obligated, upon the effective date of our next registration statement (First reset date), to issue additional securities to Mr. Kazi in accordance with the following reset rights:

- If the ratio of $1.425 per share divided by the average closing bid price for the last twenty trading days prior to the first reset date (the first reset ratio) is greater than the ratio of $1.425 divided by the average closing bid price for the last twenty days prior to the execution of the Term Sheet, or September 13, 1999 (the Initial Ratio), on the first reset date, then we shall issue to Mr. Kazi additional securities so that the initial ratio and the first reset ratio are equal and pursuant to the following formula:

- Amount of additional purchased securities = ((First Reset Ratio)/(Initial Ratio)-1) times 1,157,895.

- In addition, if Kazi holds any purchased warrants for the period covered by the last three reset dates, the exercise price of these purchased warrants shall be reduced by the following formula:

- Exercise price of purchased warrants = ((Initial Ratio)/(First Reset Ratio)) times $1.425.

- Kazi is entitled to five additional reset dates that will occur as follows:

- The next three reset dates will occur each three months after the first reset date.

- The next two subsequent reset dates will occur each six-month period thereafter.

Since we have not yet filed our first registration statement, the first reset date has not yet occurred.

EQUITY COMPENSATION PLANS

Below represents information concerning our equity compensation plans as of December 31, 2002:

                                        Number of Securities to be     Weighted-Average Exercise
                                         Issued Upon Exercise of            Options, Price         Number of Securities Remaining
                                      Outstanding Options, Warrants         of Outstanding          Available for Future Issuance
           Plan Category                        and Rights                Warrants and Rights      Under Equity Compensation Plans
------------------------------------ --------------------------------- ------------------------- ---------------------------------
Equity Compensation Plans Approved               25,802                    $3.05 - $142.49                  -0-
by Security Holders
------------------------------------ --------------------------------- ------------------------- ---------------------------------
Equity Compensation Plans Not                    90,000                     $0.16 - $0.20                 610,000
Approved by Security Holders
------------------------------------ --------------------------------- ------------------------- ---------------------------------
Total                                           115,802                                                   610,000
------------------------------------ --------------------------------- ------------------------- ---------------------------------

ITEM 6. SELECTED FINANCIAL DATA.

The selected financial data as of and for the five years ended December 31, 2002 have been derived from our audited consolidated financial statements and related notes. The selected financial and operating data should be read in conjunction with Management's Discussion and Analysis of Results of Operations and Financial Condition and the consolidated financial statements and related notes.

Years ended December 31,

                                                  2002            2001            2000            1999               1998
                                                  ----            ----            ----            ----               ----
($ in thousands, except per share data)

RESULTS OF OPERATIONS

Revenue                                   $     26,194    $     30,012    $     38,977    $     54,488       $     74,071
Gross Profit                                    16,731          20,488          27,488          39,739             54,581
Gross Profit after Commissions                   5,040           6,146           9,855          15,306             21,026
Operating Income (Loss) from Operations         (3,518)         (5,000)         (2,436)         (4,439)             1,670
Net Income (Loss) before Taxes                  (3,497)         (5,015)         (2,784)         (4,141)             2,296
Net Income (Loss)                               (3,497)         (5,015)         (2,784)         (4,141)             2,296
Net Income (Loss) per common share
Basic                                            (0.27)          (0.47)          (0.26)          (0.45)               .26
Diluted                                          (0.27)          (0.47)          (0.26)          (0.45)               .26

Weighted Average Shares Outstanding
Basic                                       12,864,643      10,640,895      10,640,895       9,280,431          8,683,000
Diluted                                     12,864,643      10,640,895      10,640,895       9,280,431          8,683,000
Cash dividend per common share                    0.00            0.00            0.00            0.82(1)            0.00

SELECTED BALANCE SHEET DATA

Cash & Cash
Equivalents                                         --              --              --              --              1,502
Current Assets                                   3,259           2,788           3,881           5,505             19,961
Total Assets                                    15,814          19,975          27,250          32,815             41,099
Current Liabilities                              7,542           9,225          11,223          13,938              8,577
Total Liabilities                                8,561           9,225          11,485          14,266              9,376
Shareholders' Equity                             7,252          10,750          15,765          18,549             31,723

----------

(1) In 1999, before our reorganization, we paid a previously declared dividend of $7.6 million to Marta C. Carpenter and Daryl J. Kollman. See "Dividends."

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

 - IMPAIRMENTS OF LONG-LIVED ASSETS

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

 - INVENTORY

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

Although we make every effort to ensure the accuracy of our forecasts of future product demand, any significant unanticipated changes in demand or technological developments could have a significant impact on the value of our inventory and our reported operating results. We have experienced, and may continue to experience, significant fluctuations in sales and operating - results from quarter to quarter.

 - SALES INCENTIVES

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

 - CONTINGENCIES

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

GENERAL

We are a network marketing company and we develop and distribute a wide range of products made with Aphanizomenon flos-aquae (trade name Super Blue Green(R) Algae) and other nutrients and ingredients through a network of independent distributors ("Distributors"). We currently offer twenty different products intended to appeal to health-conscious consumers. Our products are divided into five product lines including Daily Health Maintenance, Digestive Health, Defensive Health, Powdered Drinks and Snacks, and Animal and Plant Food.

RESULTS OF OPERATIONS

Our results of operations for the periods described below are not necessarily indicative of results of operations for future periods, which depend upon numerous factors including our ability to attract and retain new Distributors, enter new markets and to introduce additional and new products into our markets.

YEAR ENDED DECEMBER 31, 2002 COMPARED TO YEAR ENDED DECEMBER 31, 2001

Net sales for the year ended December 31, 2002 were $26,193,747, a decrease of 12.7% from net sales of $30,012,076 for the year ended December 31, 2001. The decrease in sales is directly related to a decrease in orders for the same period partially offset by an increase in the average order size to $123 from $116 over the same period. The number of distributors in 2002 decreased to an average of 43,761, which was 17% lower than the average of 52,761 distributors in 2001. Sales of our food supplement products are made through a multi-level marketing network of distributors, so sales are positively linked with the number of distributors.

Gross profit represents net sales less the cost of goods sold, which includes the cost of harvesting blue-green algae from Klamath Lake, the cost of other materials, direct labor expenses, an allocation of overhead costs, amortization, and depreciation. Gross profit decreased to 64% from 68% of net sales between the years ended December 31, 2002 and 2001, respectively. The decrease in the gross profit margin is due to the recording of an additional reserve of $3.1 million for potentially unsaleable inventories. We determined that the sales of our plant food and agricultural products was less than previously anticipated and recorded this reserve against the carrying value of our inventory designated for plant food and agricultural uses. The decrease in the gross profit margin as a result of recording the additional reserve for potentially unsaleable inventory was offset by a decrease in depreciation expense previously recorded on the harvest site fixed assets. This depreciation expense was suspended when the decision was taken by management to cease harvesting of algae on the A-Canal and classifying certain of the fixed assets as "held for sale". The related depreciation expense that was not recorded in 2002 was $1,144,370. In addition, as a result of the Company harvesting algae in 2002, certain harvest costs have been capitalized in ending inventory whereas in prior years when no harvesting of algae took place, such costs were expensed. Costs capitalized in ending inventory in 2002 were approximately $585,450.

Gross profit after commissions represents gross profit less commission expense. Commission expense for 2002 and 2001 was 45% and 48% of net sales, respectively. We are a multi-level marketing organization. Distributors make up our sales force. Distributors buy algae products for their own consumption plus they actively recruit other distributors into our network. Distributors are paid commissions based upon their personal sales volumes and the sales of distributors beneath them in their network. During the year ended December 31, 2001, we implemented a new commission structure in an attempt to attract and retain new Distributors.

Operating expenses include shipping and handling expenses, selling expenses, research and development expenses and general and administrative expenses. In total, operating expenses decreased $2,539,392 or 22.8% to $8,606,309 for the twelve months ended December 31, 2002 from $11,145,701 for the twelve months ended December 31, 2001. The components of operating expenses are discussed below.

- Shipping and handling expenses includes purchasing, receiving, and materials management. Shipping and handling expenses decreased $160,352 or 9%, to $1,703,807 in 2002 from $1,864,159 in 2001. The decrease was due to a decrease in freight expenses and supplies in 2002 due to the overall decrease in sales volumes, partially offset by an increase in postal rates. Shipping and handling expenses as a percent of net sales increased to 7% for the year ended December 31, 2002 from 6% for the year ended December 31, 2001.

- Selling expenses includes order operator and distributor services expenses, marketing and promotion expenses, and the expenses of the Office of the President and CEO. Selling expenses decreased $269,286 or 7% between 2002 and 2001 to $3,790,696 from $4,059,982. This decrease was primarily due to a decrease in leased equipment costs, consulting expenses, merchant expense, utilities and depreciation costs of $324,518 partially offset by an increase in insurance expense of $79,852. Selling expenses were 14% of sales for the years ended December 31, 2002 and December 31, 2001, respectively.

- Research and development expenses increased 1% to $193,310 in 2002 from $190,884 in 2001, which constituted 0.7% and 0.6% of net sales, respectively. - General and administrative expenses decreased by $443,682 or 18% between 2002 and 2001 to $1,997,054 from $2,440,736.

- General and administrative expenses averaged 7.6% and 8.1% of sales for the years ended December 31, 2002 and December 31, 2001, respectively. The decrease between 2002 and 2001 is attributable to a decrease of $479,751 in costs associated with licenses, insurance and depreciation expense partially offset by an increase in legal fees of $102,475.

- Asset write-downs decreased by $1,716,412 or 66% from $2,589,940 for the year ended December 31, 2001 to $873,528 for the year ended December 31, 2002. An additional reserve was recorded during the year ended December 31, 2002 to adequately reserve for the deteriorating value of fixed assets identified as being held for sale, and was ascertained by having an independent appraisal done of that equipment.

Other income decreased to $285,661 for the year ended December 31, 2002 from $606,962 for the year ended December 31, 2001 principally due to a decrease in sundry income collected from Distributors and by the additional recording of fair value cost of penalty shares and warrants to be issued to an investor in the amount of $243,120. Interest expense decreased to $265,047 in 2002 from $622,235 in 2001. This decrease was due to the assignment of the Company's previous financing facility to La Jolla Loans during the third quarter ended September 30, 2002, resulting in the elimination of previously required minimum interest payments.

Net loss for 2002 decreased 30% to $3,497,387 from $5,015,350 reported in the prior year or a loss of $0.27 per share for 2002 compared to a loss of $0.43 per share for 2001. The decrease was primarily due to: reduced commission expense as a result of the changes to the commission structure during 2002, reduced operating expenses as a result of the cost-cutting efforts of management in 2002, and the reduced asset write-down expense of approximately $1.7 million during 2002. The decrease in these expenses was offset by the increase in cost of sales as previously described.

YEAR ENDED DECEMBER 31, 2001 COMPARED TO YEAR ENDED DECEMBER 31, 2000

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

- Shipping and handling expenses includes purchasing, receiving, and materials management. Shipping and handling expenses decreased $233,210 or 11%, to $1,864,159 in 2001 from $2,097,369 in 2000. The decrease was due to a decrease in freight expenses in 2001 due to the overall decrease in sales. Shipping and handling expenses as a percent of net sales increased to 6% for the year ended December 31, 2001 from 5% for the year ended December 31, 2000.

- Selling expenses includes order operator and distributor services expenses, marketing and promotion expenses, and the expenses of the Office of the President and CEO.

- Selling expenses decreased $1,278,212 or 24% between 2001 and 2000 to $4,059,982 from $5,338,194. This decrease was primarily due to a decrease in salaries and compensation, consulting expenses and utility costs of $1,102,406. Selling expenses were 14% of sales for the years ended December 31, 2001 and December 31, 2000, respectively.

- Research and development expenses decreased 58% to $190,884 in 2001 from $456,098 in 2000, which constituted 0.6% and 1% of net sales, respectively.

- General and administrative expenses decreased by $1,823,231 or 43% between 2001 and 2000 to $2,440,736 from $4,263,967. For the year ended December 31, 2001, general and administrative expenses averaged 8% of sales while they were 11% of sales for the year ended December 31, 2000. The decrease between 2001 and 2000 is attributable to additional costs incurred in 2000 relating to the early repayment of the outstanding balance of the loan from the former owner of Cell Tech, a decrease in legal and consulting fees incurred during 2001, and a decrease in costs associated with the consolidation of office space and leased facilities that occurred in 2000.

- Asset write-downs increased by $2,453,559 or 1,799% from $136,381 to $2,589,940. The increase is due to management's decision not to utilize certain equipment located at the canal harvest site in the foreseeable future and represents the costs of the unnecessary assets and license rights that relate to the Harvest Site.

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

CASH FLOWS

Net cash flows provided by operating activities for the year ended December 31, 2002 amounted to $1,277,926 compared to cash flows provided by operations of $1,372,836 for the year ended December 31, 2001. The decrease in cash flows provided by operations is primarily due to sales revenue decreasing at a faster rate than the associated expenses and working capital requirements to sustain those revenues.

Cash flows used for investing activities for the year ended December 31, 2002 was $577,301, net of $7,250 of proceeds from sales of equipment. This is an increase of $370,639 from net cash used for investing activities of $206,662 for the year ended December 31, 2001, due to an increase in equipment purchases related to the construction of the on-lake harvester during the fiscal year ended December 31, 2002.

Net cash flows used for financing activities was $700,625 for the year ended December 31, 2002 versus net cash provided by financing activities of $1,166,174 during 2001. This change is principally due to a decrease in the bank overdraft balance at December 31, 2002 of $295,097, and an increase in proceeds of debt, net of repayments, offset by an increase in payment of related party debt.

We do not plan to pay dividends on our common stock in the foreseeable future. The payment of dividends in the future will depend on the evaluation by our Board of Directors of such factors as it deems relevant at the time and restrictions imposed by the terms of our debt obligations, if any. We are currently restricted from paying dividends pursuant to a Loan and Security Agreement with La Jolla Loans. Currently, the Board of Directors believes that all of our earnings, if any, should be retained for the development of our business.

Working capital deficit at December 31, 2002 amounted to $4,282,898, a decrease of $2,154,288 from a working capital deficit of $6,437,186 as of December 31, 2001. At December 31, 2002, we had a bank overdraft of $468,008 versus a bank overdraft of $763,105 as of December 31, 2001.

LINE OF CREDIT In June 1999, we entered into a $15 million Line of Credit Agreement with a financial institution. The agreement has four parts: Receivable Loans, Advances and Inventory Loans, Term Loans, and Equipment Acquisition Loans. The Receivable Loans and the Advances and Inventory Loans incurred interest at a rate equal to the prime rate plus 2.5% per annum, effectively 7.5% at December 31, 2001, and expired June 30, 2002. The Term Loans and Equipment Acquisition Loans incurred interest at a rate equal to the prime rate plus 2.75% at December 31, 2002, and were repayable in 60 monthly installments by July 1, 2004.

In September 2002, our financing facility with Coast Business Credit was purchased by and assigned to La Jolla Loans, Inc. In connection with this transaction, Coast Business Credit's security interest in real and personal property and all associated security and loan documents were assigned to La Jolla Loans. At the same time, we entered into a Forbearance and Extension Agreement with La Jolla Loans. Under the terms of the forbearance agreement, La Jolla Loans will not declare a default until June 30, 2003, when the entire principal is due. The forbearance period may be extended to June 30, 2004 if we pay a $75,000 renewal fee. Interest of $24,500 at an effective rate of 14% is payable monthly along with additional monthly impound payments of approximately $65,000 to be used to pay insurance, property taxes and lease payments on collateralized property during the forbearance period. La Jolla Loans has also agreed to defer, during the forbearance period, the difference between the minimum interest payment of $45,000 under the agreement with Coast Business Credit and the $24,500 minimum interest payments under the forbearance agreement. If we fully perform under the terms and conditions of the forbearance agreement and no default occurs during the forbearance period, La Jolla Loans will release us from any obligation to pay minimum monthly interest payments in excess of $24,500. The outstanding principal balance at December 31, 2002 is $2,100,000.

We are in compliance with all loan covenants as of March 31, 2003. We have classified all outstanding debt to the lender as a current liability.

GOING CONCERN

We have experienced recurring net losses and have negative working capital at December 31, 2002 and March 31, 2003. In September 2002, our financing facility with Coast Business Credit was purchased by and assigned to La Jolla Loans, Inc. At the same time, we entered into a Forbearance and Extension Agreement with La Jolla Loans. Under the terms of the forbearance agreement, La Jolla Loans will not declare a default until June 30, 2003, when the entire principal is due. The forbearance period may be extended to June 30, 2004 if we pay a $75,000 renewal fee. There can be no assurance that additional financing will be available when the extension period ends. We are also experiencing some difficulty in generating sufficient cash flows to meet our obligations on a month-to-month basis. These conditions give rise to substantial doubt about our ability to continue as a going concern.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2001, Financial Accounting Standards Board (FASB) issued Statement No. 143 (SFAS No. 143), "Accounting for Asset Retirement Obligations," effective for fiscal years beginning after June 15, 2002. The Statement requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. The adoption of SFAS No. 143 is not expected to have a material effect on the Company's financial position or results of operations.

In April 2002, FASB issued Statement No. 145 (SFAS No. 145), "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections" effective on or after May 15, 2002. This Statement rescinds SFAS No. 4 and an amendment of that Statement, and SFAS No. 64. This Statement also rescinds SFAS No. 44. This Statement amends SFAS No. 13, to eliminate an inconsistency between the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The adoption of SFAS No. 145 did not have a material effect on the Company's financial position or results of operations.

In June 2002, FASB issued Statement No. 146 (SFAS No. 146), "Accounting for Costs Associated with Exit or Disposal Activities," effective for activities that are initiated after December 31, 2002, with early application encouraged. This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The adoption of SFAS No. 146 is not expected to have a material effect on the Company's financial position or results of operations.

In October 2002, FASB issued Statement No. 147 (SFAS No. 147), "Acquisitions of Certain Financial Institutions, An Amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9," effective for acquisitions on or after October 1, 2002. SFAS No. 72, and FASB Interpretation No. 9, provided interpretive guidance on the application of the purchase method to acquisitions of financial institutions. Except for transactions between two or more mutual enterprises, this Statement removes acquisitions of financial institutions from the scope of both SFAS No. 72 and FASB Interpretation 9 and requires that those transactions be accounted for in accordance with SFAS No. 141, "Business Combinations," and No. 142, "Goodwill and Other Intangible Assets." Thus, the requirement in paragraph 5 of SFAS No. 72 to recognize (and subsequently amortize) any excess of the fair value of liabilities assumed over the fair value of tangible and identifiable intangible assets acquired as an unidentifiable intangible asset no longer applies to acquisitions within the scope of SFAS No. 147. In addition,

SFAS No. 147 amends SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," to include in its scope long-term customer-relationship intangible assets of financial institutions such as depositor-and borrower-relationship intangible assets and credit cardholder intangible assets. Consequently, those intangible assets are subject to the same undiscounted cash flow recoverability test and impairment loss recognition and measurement provisions that Statement 144 requires for other long-lived assets that are held and used. The adoption of SFAS No. 147 did not have a material effect on the Company's financial position or results of operations.

In December 2002, FASB issued Statement No. 148 (SFAS No. 148), "Accounting for Stock-Based Compensation -- Transition and Disclosure -- An Amendment of FASB Statement No. 123." SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company is required to follow the prescribed format and provide the additional disclosures required by SFAS No. 148 in its annual financial statements for the year ended December 31, 2002 and must also provide the disclosures in its quarterly reports containing condensed financial statements for interim periods beginning with the quarterly period ended March 31, 2003. The adoptionof SFAS No. 148 is not expected to have a material effect on the Company's financial position or results of operations.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have not entered into any transactions using derivative financial instruments or derivative commodity instruments. We believe our exposure to market risk associated with other financial instruments is not material.

RISKS AND UNCERTAINTIES

VARIABILITY OF RESULTS

Our annual sales peaked at approximately $200 million in 1996. Subsequent to 1996, sales have decreased substantially each year. There can be no assurance that we will return to generating profits on either a quarterly or annual basis. We have experienced a continual downward trend in sales although the rate of decline is less than in previous years. Many factors accounted for the past decrease in sales, including low productivity of independent distributors, loss of services of certain existing distributors, and competition. Our inability to adjust our operating expenses to fully compensate for the decrease in sales contributes to our small profit margins.

Consequently, we have experienced a significant decrease in working capital since the end of 1998. We are facing difficulties generating sufficient cash flow to timely meet our financial obligations.

EFFECTS OF CLINICAL STUDIES, SCIENTIFIC REVIEW, AND PUBLICITY

We believe that the increasing interest generally in vitamins, nutritional supplements and similar products is driven by national media attention to recent scientific research that highlights potential health benefits of consuming certain vitamins and nutritional supplements. While we have concluded from extensive independent research that SBGA, the principal ingredient in our products, has nutritional value, consumer demands for nutritional supplements are generally dependent on publicized scientific findings. Consumer perception of the values of vitamins and nutritional supplements would be altered should future studies report that nutritional and alternative medicine is in any way either harmful or not beneficial to health.

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

SUPPLY OF RAW MATERIALS; CONDITIONS AFFECTING HARVEST

We harvest our own SBGA in Upper Klamath Lake, the only place in the world where SBGA grows in the massive quantities sufficient for harvesting. Although we may not depend on third-party suppliers for sources, our reserve of SBGA is determined by the growth of Aphanizomenon flos-aquae in the lake. Aphanizomenon flos-aquae has flourished in Upper Klamath Lake because of Upper Klamath Lake's protected environment, abundance of minerals, natural nitrogen, clean water and regular sunshine. Despite a water shortage in 2000 and 2001, which precluded a harvest from the "A" canal, we began harvesting directly from Upper Klamath Lake in July 2001 through the use of a uniquely designed harvester. In 2002, we acquired additional harvest capacity to increase our ability to harvest directly from Upper Klamath Lake. We cannot assure the absence of future adverse weather conditions disturbing the growth of Aphanizomenon flos-aquae.

As a result of certain conditions Microcystis, a toxic algae, occasionally blooms in Klamath Lake at the same time blue-green algae is harvested. The Company regularly tests the algae it harvests for possible contamination. Algae that does not meet the Company's standards is not used in products for human or animal consumption. In 1997, the Oregon Department of Agriculture issued an administrative rule that created a standard of 1 microgram per gram (1 ppm) of Microcystis in products for human consumption that contain blue-green algae. The Oregon Department of Agriculture has raised no questions about the Company's products under this rule.

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

Furthermore, extensive federal, state, and local laws that regulate direct selling activities govern our network marketing system. We believe that our marketing practices have been and are consistent with such laws, but we cannot provide assurance that any future changes to laws and regulations of any particular jurisdiction will not affect our operations. We could also be held civilly or criminally accountable on the basis of vicarious liability as a result of the actions of independent Distributors. We are not aware of any such actions of independent distributors.

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

LIEN ON KOLLMAN'S STOCK

Our common stock owned by majority shareholders Daryl J. Kollman and Marta C. Carpenter, is the subject of a tax lien filed by the Internal Revenue Service for income taxes due from them arising from taxable income attributed from NEC and NAC prior to our reorganization. The lien is subordinated in favor of the lender for the Term Loan.

DISPUTE BETWEEN PRINCIPAL SHAREHOLDERS

Daryl Kollman and Marta C. Carpenter, shareholders who together own approximately 82% of our outstanding shares of common stock, have filed divorce proceedings. Daryl Kollman and Marta C. Carpenter jointly, and their affiliate Klamath Cold Storage Co., are lessors of substantially all of our facilities, including office space, processing and freezer storage space. Although one lease is in effect until 2005, we lease the rest of these facilities on a month-to-month or year-to-year basis. The disposition of these properties pursuant to the divorce could have an adverse or disruptive effect on our operations. Daryl Kollman is no longer actively involved in management and has been unwilling to execute personal guarantees on our behalf, as he has done in the past. On May 14, 2001, Marta C. Carpenter petitioned the Circuit Court for the State of Oregon with a motion seeking, among other court orders, to enjoin Daryl Kollman from interfering with any future loan applications of Marta C. Carpenter or us and a self executing judgment provision whereby the court would sign a loan application on behalf of Daryl Kollman. The court held that Daryl Kollman is to cease and desist from any such endeavors of interfering with our loan applications during the pendency of the dissolution proceedings and is prohibited from writing letters or communicating orally with any lending institutions unless requested to do so by the institution. The court also held that Daryl Kollman, if presented with loan documents to sign and if he objects to those documents in form or content, he must first raise it with the court.

On January 29, 2002, the Court issued its written Order after the matter was heard before the court at trial on December 10, 11, and 12, 2001. The Court ruled that Marta Carpenter and Daryl Kollman were each entitled to an equal division of their respective stock ownership in Cell Tech, thus resulting in no change in our current ownership. The Court also ruled Daryl Kollman and Marta Carpenter's joint ownership in certain real property assets leased by us from them will be divided equally in each property and that they must sell the properties and improvements to pay the indebtedness to the Internal Revenue Service. Any remaining proceeds after the payment of Federal and State taxes applicable to the sale will be shared equally.

We do not believe the Court Order issued on January 29, 2002, will have a material impact on our business since we believe that we can maintain our favorable leases in the event of the sale of the properties or provide for an adequate transition to other properties for the orderly continuation of our business.

IMPACT OF GOVERNMENT REGULATION

The formulation, manufacture, labeling, and advertising of our products are subject to extensive federal, state, and local governmental regulation. We have, from time to time, received formal and informal inquiries from governmental regulators about our business and compliance with existing laws. We have on occasions altered our product formulas and revised our labeling and promotion practices to comply with such laws. To enforce statutes and regulations, governmental agencies may initiate investigations, issue warning letters and cease and desist orders, impose corrective measures, seek injunctive relief or product seizure, impose civil penalties, or pursue criminal prosecution. Therefore, any future repeal, amendment, or narrow interpretations of current statutes or regulations that render our current practices noncompliant could substantially hinder our ability to maintain or increase our stream of distribution, or to introduce new products into the markets. We cannot predict the nature of any of such future laws, regulations, or interpretations, or what kind of impact they might have on our business. Future laws and regulations requiring the reformulation, discontinuance, or re-labeling of any of our products to comply with new standards could interrupt our product distribution and potentially harm our business. Even if future governmental actions or investigations in our business do not halt the manufacture of any of our products, they could create negative publicity, thereby harming our business.

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

Marta C. Carpenter and Daryl J. Kollman have sole voting and investment power with respect to their shares. The Internal Revenue Service has a security interest in all of their shares pursuant to a Notice of Determination dated June 18, 1999, under the terms of which the shares are held in trust and will be released upon the payment of Marta C. Carpenter and Daryl J. Kollman's federal income tax liabilities for various specified years. Marta C. Carpenter and Daryl
J. Kollman will sell their shares as needed and allowed by federal and state securities laws to make quarterly payments to the Internal Revenue Service. Marta C. Carpenter and Daryl
J. Kollman retain all voting rights incident to their shares while the shares are held in trust.

The Internal Revenue Service may seize Marta C. Carpenter and Daryl J. Kollman's shares from trust if Marta C. Carpenter and Daryl J. Kollman fail to timely cure a default upon their commitments to the Internal Revenue Service under the Notice of Determination. The Internal Revenue Service would thereafter proceed to sell or judicially foreclose some or all of the shares for payment of Marta
C. Carpenter and Daryl J. Kollman's tax liabilities as allowed by applicable law.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

DIRECTORS AND EXECUTIVE OFFICERS

Our directors and executive officers are as follows:

Name                             Age                     Position
----                             ---                     --------
Marta C. Carpenter                57        Chief Executive Officer, President
                                            and Director

Justin Straus                     32        Chief Operating Officer and Director

Victor M. Bond                    51        Vice President, Marketing and
                                            Strategy

Donald P. Hateley (1)(2)          45        Chairman of the Board

Christopher J. Blaxland (1)(2)    61        Director

Donald M. Anderson (1)(2)         54        Director

----------

(1)   Member of the Compensation Committee.

(2)   Member of the Audit Committee.

Marta C. Carpenter has served as our Chief Executive Officer, President and as a director since August 1999. She co-founded NEC in 1988 and NAC in 1990 and has served as their President and as a director of both companies since that time. Prior to joining us, Ms. Carpenter also researched, harvested and marketed algae to consumers. Ms. Carpenter has been a member of the Board of Directors of the Dan O'Brien Foundation since 1995 and has served as its Secretary since 1997.

Justin Straus has served as a director since August 1999 and has served as our Chief Operating Officer from August 2000 to the present. From January 1998 to August 2000, he served as our Vice President and Director of Sales and from October 1999 to August 2000, he served as our Vice President of Customer Fulfillment and fulfilled the function of Chief Operating Officer until his appointment to that position. He joined NAC in 1984 as a harvest site employee where he participated in the design, construction and preparation of the NAC harvest site. After holding a variety of positions in NAC, he served as the Vice President/Director of Sales from December 1994 to January 1998.

Victor M. Bond has served as our Vice President of Marketing and Strategy since January 2001. From October 1999 to December 2000, he was a consultant to us that performed the functions of the Office of Vice President, Marketing and Strategy. From 1991 to 1999, he was President of ChangeNet, which developed and implemented change management services and communications programs for corporations and his clients included Xerox, Otis Elevator, and Dura Pharmaceuticals. Prior to ChangeNet, he worked with and held executive positions with International Business Machines Corporation including Director of Marketing and Director of Strategy.

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

Dr. Christopher J. Blaxland has served as a director since September 1998. He was Chief Executive Officer and a director of HumaScan from September 1 to December 22, 1998; from December 22, 1998 to August 6, 1999 he was Chief Executive Officer and director in a consultant capacity of HumaScan until the Reorganization. From May 1999 until December 2001, Dr. Blaxland served as the Chief Operating Officer of PTC Therapeutics, Inc., a development stage biopharmaceutical company, and has worked as a business consultant. From September 1993 through December 1997, he was the President of Cell Pathways, Inc., a development stage biopharmaceutical company.

Dr. Donald M. Anderson has served as a director since August 1999. He has served as a consultant to NAC on scientific matters since 1993, and became a director of NAC in July 1999. He is a Senior Scientist at the Woods Hole Oceanographic Institution in Massachusetts, has served in that capacity since 1991 and has been on the scientific staff since 1978, after receiving his Ph.D. from the Massachusetts Institute of Technology. Dr. Anderson is a recognized expert on toxic and harmful algal blooms and has been the director of the U.S. National Office on Marine Biotoxins and Harmful Algal Blooms since 1993.

BOARD OF DIRECTORS MEETINGS AND COMMITTEES

Our Board of Directors held six meetings in 2002, four meetings in 2001 and eight meetings in the year 2000. We maintain a standing Audit Committee and Compensation Committee, but do not maintain a standing nominating committee. Donald Hateley, Chris Blaxland and Donald Anderson serve on the Audit Committee and on the Compensation Committee. There are no family relationships among our directors or executive officers, except that Ms. Carpenter is the mother of Mr. Straus. The board of directors has not yet formally designated someone as the audit committee financial expert serving on the Audit Committee because it has not had sufficient time to ensure effective compliance with the new rules requiring this designation. However, the Board of Directors intends to formally designate a financial expert in the near future.

Section 16(a) Beneficial Ownership Reporting Compliance


To our knowledge, based solely on a review of Section 16(a) forms furnished to us, we believe that our directors, executive officers and ten percent beneficial owners complied with all Section 16(a) reporting requirements during 2002 except for Daryl Kollman.

The Board of Directors has not yet formally adopted a code of ethics that applies to the Company's principal executive, financial and accounting officers because it has not had sufficient time to consider this matter. The Board itends to formally adopt a code of ethics for these officers in the near future.

--------------------------------------------------------------------------------

ITEM 11. EXECUTIVE COMPENSATION.

The following table sets forth, for the year ended December 31, 2002, compensation paid by us to (a) each person serving as our Chief Executive Officer during 2002 and (b) each of our other most highly compensated executive officers (the "named executive officers") during 2002 who served as an executive officer on December 31, 2002.

                           SUMMARY COMPENSATION TABLE

                          Annual Compensation
                         Long Term Compensation                                Awards                       Payouts
                         ----------------------                                ------                       -------
       (a)             (b)        (c)             (d)            (e)            (f)               (g)          (h)          (i)
       Name                                                     Other        Restricted       Securities
       and                                                     Annual          Stock          Underlying      LTIP       All Other
    Principal                                                  Compen-       Awards(s)         Options/      Payouts      Compen-
     Position          Year     Salary ($)      Bonus ($)     sation ($)         ($)            SARs (#)        ($)       sation ($)
    ----------         ----     ----------      ---------     ----------   ----------------     --------    ---------   ----------
Marta C. Carpenter,    2002      290,000            0          0
CEO & President
                       2001      290,000            0          3,000(1)
                       2000      290,000            0          3,000(1)
Victor M. Bond, Vice
President, Marketing
& Strategy             2002      180,000            0          0
                       2001      180,000            0          0
                       2000      180,000            0          0
Justin Straus, Chief
Operating Officer,
Secretary and
Treasurer              2002      114,529            0          0
                       2001      110,000            0          0
                       2000      110,000            0          0

----------

(1)   Estimated dollar value of pickup owned by Cell Tech and used by Ms.
      Carpenter.

The following table summarizes the number of shares and the terms of stock options we granted to the named executive officers in our 2002 fiscal year.

                      OPTIONS/SAR GRANTS DURING YEAR ENDED
                                DECEMBER 31, 2002

                                                Individual Grants
                                                                                                  Potential Realizable
                                    Number of      % of total                                      Value at Assumed
                                   Securities    Options/SARs                                    Annual Rates of Stock
                                   Underlying     Granted to    Exercise or                     Price Appreciation for
                                  Options/SARs   Employees in   Base Price                        Option Term
Name                       Year    Granted (#)   Fiscal Year     ($/Share)    Expiration Date     5%($)      10%($)
----                       ----    -----------   -----------     ---------    ---------------     ------------------
Marta C. Carpenter         2002         0             0             N/A             N/A           N/A         N/A
Victor M. Bond             2002         0             0             N/A             N/A           N/A         N/A
Justin Straus              2002         0             0             N/A             N/A           N/A         N/A

--------------------------------------------------------------------------------

The following table sets forth information concerning the number and value of unexercised options held by each of the named executive officers as of December 31, 2002. None of the named executive officers exercised options in 2002.

                        AGGREGATE YEAR-END OPTION VALUES
                               (DECEMBER 31, 2002)

                                              Number of securities  underlying            Value of unexercised in-the-money
                                         unexercised options at fiscal   year-end (#)      options at fiscal year-end ($)(1)
                                         ------------------------------------------       ---------------------------------
          Name                Year          Exercisable           Unexercisable          Exercisable           Unexercisable
          ----                ----          -----------           -------------          -----------           -------------
Marta C. Carpenter            2002               0                     0                       0                      0
Victor M. Bond                2002               0                     0                       0                      0
Justin Straus                 2002               0                     0                       0                      0


----------

(1) Represents the difference between the aggregate market value at December 31, 2002 and 2001, as applicable, of our common stock (based on a last sale price of $0.20 and $0.16 on each such date, respectively) and the options' aggregate exercise price.

BOARD COMMITTEES; COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

Our Audit Committee conducted four meetings during 2002 and no meetings in 2001 and 2000, respectively. The committee reviews the scope of the independent annual audit, the independent public accountants' letter to the Board of Directors concerning the effectiveness of our internal financial and accounting controls and the Board of Directors' response to that letter, if deemed necessary.

Our Compensation Committee oversees our executive compensation program and makes recommendations to our full Board of Directors regarding changes in compensation. It also administers our stock option plans. The committee held one meeting during each of 2001 and 2000 and no compensation committee meetings were held in 2002.

Donald P. Hateley, chairman of the board of directors, Chris Blaxland, a director and Dr. Donald M. Anderson, a director, served on the Compensation Committee in 2002. Marta C. Carpenter, our Chief Executive Officer, President and a director, Chris Blaxland, a director and Dr. Donald M. Anderson, a director, served on the Compensation Committee in 2001.

INTRODUCTION TO REPORT OF COMPENSATION COMMITTEE

The Compensation Committee of the Board of Directors (the "Committee") is composed of Messrs. Blaxland, Anderson and Hateley. The Committee is responsible for the establishment and oversight of the Company's executive compensation programs. The following report of the Committee discusses generally the Company's executive compensation objectives and policies and their relationship to the Company's performance in 2002.

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

COMPENSATION PROGRAM COMPONENTS

Consistent with our executive compensation objectives, our compensation for our senior management, including the Chief Executive Officer, consists of three components: an annual base salary, annual cash incentive awards and long-term incentive awards. During the year ended December 31, 2002, our compensation of our senior executives consisted of annual base salary. No cash incentive awards were paid in 2002.

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

THE COMPENSATION COMMITTEE

Donald P. Hateley
Chris J.M. Blaxland
Donald M. Anderson

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

Upon the Board's adoption of our 2000 Stock Incentive Plan, again in 2002 for our fiscal year ended December 31, 2001, and under its terms, we granted to each of Donald Hateley, Christopher Blaxland and Donald Anderson a 10-year option to purchase 15,000 shares of our common stock, in each of 2000, 2001 and 2002, at an exercise price as provided by our Board of Directors which is equal to the fair market value of our common stock on the date on which the options are granted. These options are fully exercisable as of the date of their grant.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth certain information regarding ownership of our capital stock as of March 31, 2003, by (i) each person known to us to beneficially own more than 5% of the shares of our outstanding common stock,
(ii) each of our directors, (iii) each of the named executive officers, and (iv) all of our directors and executive officers as a group.

                                                  Percent of        Number
                                                    Shares            of
                                                 Beneficially       Shares
Name and Address of Beneficial Owner               Owned (1)      Outstanding
------------------------------------               ---------      -----------

Marta C. Carpenter                                    21.9%      4,341,498(2)
  565 Century Court
  Klamath Falls, Oregon 97601

Daryl J. Kollman                                      21.9%      4,341,498(3)
  5248 Timber Branch Way
  San Diego, CA 92130

Victor M. Bond                                           *               0
  565 Century Court
  Klamath Falls, Oregon 97601

Donald P. Hateley                                      1.7%        345,000(4)
  1800 Century Park East
  Los Angeles, California 90067

Dr. Christopher J. Blaxland                              *          47,764(5)
  509 County Line Road
  Radnor, Pennsylvania 19087

Donald M. Anderson                                       *          47,949(6)
  6 Arrowhead Lane
  Marion, MA 02738

Justin Straus                                            *               0
  565 Century Court
  Klamath Falls, Oregon 97601

Zubair Kazi                                           41.1%      8,162,336(7)
  3671 Sunswept Drive
  Studio City, California 91604

All executive officers and directors as a group (6 persons)          (8)

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

--------------------------------------------------------------------------------

(2) The Internal Revenue Service has a security interest in all of Marta C. Carpenter and Daryl J. Kollman's shares pursuant to a Notice of Determination dated June 18, 1999 under the terms of which the shares are held in trust and will be released upon the payment of Marta C. Carpenter and Daryl J. Kollman's federal income tax liabilities for various specified years. Ms. Carpenter will sell her shares as needed and allowed by federal and state securities laws to make quarterly payments to the Internal Revenue Service. Ms. Carpenter retains all voting rights incident to her shares while the shares are held in trust. The Internal Revenue Service may seize Ms. Carpenter's shares from trust if Marta C. Carpenter and Daryl J. Kollman fail to timely cure a default upon their commitments to the Internal Revenue Service under the Notice of Determination. The Internal Revenue Service would thereafter proceed to sell or judicially foreclose some or all of the shares for payment of Marta C. Carpenter and Daryl J. Kollman's tax liabilities as allowed by applicable law.

(3) The Internal Revenue Service has a security interest in all of Mr. Kollman's shares pursuant to a Notice of Determination dated June 18, 1999 under the terms of which the shares are held in trust and will be released upon Marta C. Carpenter and Daryl J. Kollman's payment of their federal income tax liabilities for various specified years. Mr. Kollman will sell his shares as needed and allowed by federal and state securities laws to make quarterly payments to the Internal Revenue Service. Mr. Kollman retains all voting rights incident to his shares while the shares are held in trust. The Internal Revenue Service may seize Mr. Kollman's shares from trust if Marta C. Carpenter and Daryl J. Kollman fail to timely cure a default upon their commitments to the Internal Revenue Service under the Notice of Determination. The Internal Revenue Service would thereafter proceed to sell or judicially foreclose some or all of the shares for payment of Marta C. Carpenter and Daryl J. Kollman's tax liabilities as allowed by applicable law.

(4) Represents warrants to purchase 300,000 shares of common stock held by Hateley & Hampton, a Professional Law
      Corporation of which Donald P. Hateley is a President, co-founder and a shareholder and 30,000 shares Mr. Hateley has the right to acquire pursuant to options exercisable within 60 days.

(5) Represents 45,764 shares Dr. Blaxland has the right to acquire pursuant to options exercisable within 60 days.

(6) Includes 45,000 shares Mr. Anderson has the right to acquire pursuant to options exercisable within 60 days.

(7) Includes 1,157,895 shares already issued to Kazi and an additional 2,923,273 shares issuable to Mr. Kazi under various covenants to his existing shares and 1,157,895 issuable to Mr. Kazi upon the exercise of his warrants and 2,923,273 shares issuable to Mr. Kazi under various covenants upon the exercise of his warrants.

(8) Includes 345,000 shares issuable upon the exercise of warrants and 47,764 shares issuable upon the exercise of options within 60 days. See footnotes 4 through 6 above.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

We lease approximately 250,000 square feet of office, processing, freezer and storage space directly from Marta C. Carpenter and Daryl Kollman, our principal shareholders, or their affiliate, Klamath Cold Storage, Inc. Most of these leases are year-to-year, although we do rent some space on a month-to-month basis and one lease will expires in 2005. We believe that the space we lease from Marta C. Carpenter and Daryl Kollman and Klamath Cold Storage, Inc and the rent we pay to them is at below or at fair market values. Rental payments to Marta C. Carpenter and Daryl Kollman or Klamath Cold Storage, Inc in 2002 were $740,097. We currently owe Marta C. Carpenter and Daryl Kollman or Klamath Cold Storage, Inc $531,146 in accrued rental payments and we show it on our balance sheet as a related party payable.

In 2002, we also received $192,762 in management fees and other income from Klamath Cold Storage, Inc.

ITEM 14. CONTROLS AND PROCEDURES

      (a) Evaluation of disclosure controls and procedures

      The term "disclosures controls and procedures" refers to the controls and procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under Rules 13a - 14 of the Securities and Exchange Act of 1934 (the "Exchange Act") is recorded, processed, summarized and reported within the required time periods. Within 90 days prior to the date of filing this report (the "Evaluation date"), we carried out an evaluation under the supervision and with participation of our Chief Executive Officer of the effectiveness of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer has concluded that, as of the Evaluation Date, such controls and procedures were effective in ensuring that required information will be disclosed on a timely basis in our periodic reports filed under the Exchange Act.


      (b) Changes in internal controls

      There were no significant changes to our internal controls or in other factors that could significantly affect these controls subsequent to the date of such evaluation, and there were no corrective actions required with regard to significant deficiencies and weaknesses.

--------------------------------------------------------------------------------

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

(a) Exhibits required by Item 601 of Regulation S-K

(a)(1) and (2) Financial Statements. The Financial Statements and Schedules are listed in the Index to Financial Statements on page F-1 of this Form 10-K.

(a)(3) Exhibits:

(Exhibit Number   Description
---------------   -----------

(2)   Plan of Acquisition, Reorganization, Arrangement, Liquidation or
      Succession

      (2.1) Agreement and Plan of Reorganization, dated July 16, 1999, among the Company, Daryl J. Kollman and Marta C. Kollman (filed as Exhibit 2.1 without schedules and exhibits to the Current Report on Form8-K on August 2, 1999 and incorporated by reference)

(3)   Articles of Incorporation and Bylaws

      (3.1) Certificate of Incorporation, as amended (filed as Exhibit 3.1 to the Registration Statement for Small Business on Form SB-2 on June 21, 1996 and incorporated by reference)

      33 (3.2) Certificate of Amendment of Certificate of Incorporation (filed as Exhibit 3.1(a) to the Current Report on Form 8-K on November 19, 1999 and incorporated by reference)

      (3.3) Certificate of Designations, Preferences and Rights of Series B Convertible Preferred Stock (filed as Exhibit 3.1 to the Current Report on Form 8-K on August 2, 1999 and incorporated by reference)

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

--------------------------------------------------------------------------------
      (4.2)       Continuing Guaranty, dated August 6, 1999 (filed as Exhibit
                  4.2 to the Current Report on Form 8-K on November 19, 1999 and incorporated by reference)

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

--------------------------------------------------------------------------------
      (4.10) Form of Warrant Certificate for March Bridge Warrants (filed as Exhibit 4.4 to the Registration Statement for Small Business on Form SB-2 on June 21, 1996 and incorporated by reference)

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

--------------------------------------------------------------------------------

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

      (10.14)     Intentionally omitted

      (10.15) Commercial Lease Agreement, dated July 1, 1995, between and among The New Earth Company, Daryl Kollman and Marta Kollman (filed as Exhibit 10.15 to the Annual Report

--------------------------------------------------------------------------------
                  on Form 10-K for the year ended December 31, 2000 and incorporated by reference)

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

      (99.2) Pledge and Escrow Agreement between and among Daryl Kollman and Marta Kollman, the Internal Revenue Service and West Coast Trust Co., Inc. (filed as Exhibit 99.3 to the Current Report on Form 8-K on November 19, 1999 and by this reference incorporated herein) (99.3) Certification pursuant to 18 U.S.C
                  Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


(b) Reports on Form 8-K. None.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Klamath Falls, State of Oregon on April 15, 2003.

                      CELL TECH INTERNATIONAL INCORPORATED.


By: /s/ Marta C.  Carpenter
    ---------------------------------
    Marta C. Carpenter, Chief Executive
    Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of the registrant and in the capacities indicated have signed this report below:

           Signature                        Title                      Date
           ---------                        -----                      ----


By: /c/ Marta C. Carpenter        President and Chief Executive      , 2003
    -----------------------         Officer and Director
    Marta C. Carpenter           (principal executive officer,
                               principal financial officer and
                                principal accounting officer)

By: /s/ Donald P. Hateley           Chairman of the Board           , 2003
   ------------------------
    Donald P. Hateley


By: /s/ Justin Straus            Vice President of Customer         , 2003
   ------------------------       Fulfillment and Director
    Justin Straus


By: /s/ Chris J.M. Blaxland                Director                 , 2003
   ------------------------
    Chris J.M. Blaxland


By: /s/ Donald M. Anderson                 Director                 , 2003
   ------------------------
    Donald M. Anderson

                            CERTIFICATION PURSUANT TO
                SECTION 302(A) OF THE SARBANES-OXLEY ACT OF 2002

I, Marta C. Carpenter, certify that:

1. I have reviewed this annual report on Form 10-K of Cell Tech International Incorporated;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and I have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

      c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                          CELL TECH INTERNATIONAL INCORPORATED



                          Marta C. Carpenter
                          Chief Executive Officer and Chief Accounting Officer
                          Dated: April 15, 2003

                                                                    Exhibit 99.3
                            Certification pursuant to
                             18 U.S.C. Section 1350
                              As adopted pursuant to
                  Section 906 of the Sarbanes-oxley act of 2002

      In connection with the annual report of Cell Tech International Incorporated (the "Company") on Form 10-K for the year ended December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Marta C. Carpenter, Chief Executive Officer and Chief Accounting Officer of the Company, certify, pursuant to 18 U.S.C. ss.1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


                                  ------------------------------------
                                  Marta C. Carpenter
                                  Chief Executive Officer and Chief Accounting
                                        Officer

                                  DATED: April 15, 2003

                             CELL TECH INTERNATIONAL
                          INCORPORATED AND SUBSIDIARIES


                        CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

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

            Consolidated Statements of Cash Flows                 F-7


       Notes to Consolidated Financial Statements                 F-8

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Shareholders of
Cell Tech International Incorporated and Subsidiaries
Klamath Falls, Oregon

We have audited the accompanying consolidated balance sheets of Cell Tech International Incorporated and Subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cell Tech International Incorporated and Subsidiaries as of December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has experienced recurring losses, has a negative working capital at December 31, 2002, is experiencing difficulty in generating sufficient cash flows to meet its obligations and faces potential significant adverse litigation. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plan in regard to these matters is also described in Note 2. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

BDO SEIDMAN

Los Angeles, California
February 28, 2003

                      CELL TECH INTERNATIONAL INCORPORATED
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                                                      December 31,
                                                                              --------------------------
                                                                                   2002         2001
                                                                              ------------   -----------
ASSETS (Note 7)

CURRENT ASSETS
   Receivables (Note 3)                                                        $   372,011   $   327,083
   Current portion of inventories (Note 4)                                       2,300,000     2,000,000
   Prepaid expenses                                                                586,662       460,860
                                                                               -----------   -----------
Total current assets                                                             3,258,673     2,787,943

LONG-TERM INVENTORIES, net of current portion (Note 4)                           3,824,298     7,304,778
PROPERTY AND EQUIPMENT, net of accumulated depreciation (Note 5)                 6,801,389     7,318,683
IDLE PROPERTY AND EQUIPMENT, net (Note 5)                                        1,382,570     2,271,305
OTHER ASSETS (Note 6)                                                              546,846       292,092
                                                                               -----------   -----------
Total assets                                                                   $15,813,776   $19,974,801
                                                                               ===========   ===========
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
   Bank overdraft                                                              $   468,008   $   763,105
   Accounts payable                                                                594,329     2,527,078
   Commissions payable                                                             970,315     1,219,136
   Sales taxes payable                                                              69,797        82,343
   Accrued payroll and related liabilities                                         291,140       252,944
   Other accrued expenses                                                        1,848,070     1,133,438
   Current portion of long-term debt (Note 7)                                    2,872,145     2,160,986
   Related party payable (Note 12)                                                 427,767     1,086,099
                                                                               -----------   -----------
Total current liabilities                                                        7,541,571     9,225,129
                                                                               -----------   -----------
LONG-TERM LIABILITIES
   Long-term debt, net of current portion (Note 7)                               1,019,920            --
                                                                               -----------   -----------
Total liabilities                                                                8,561,491     9,225,129
                                                                               -----------   -----------

COMMITMENTS AND CONTINGENCIES (Notes 9 and 10)

SHAREHOLDERS' EQUITY
   Series A convertible preferred stock - no par value; 4,175,000 shares
      authorized; none issued and outstanding                                           --            --
   Series B convertible preferred stock - no par value; 800,000 shares
      authorized; none issued and outstanding                                           --            --
   Undesignated preferred stock - no par value; 1,825,000 shares authorized;
      none issued and outstanding                                                       --            --
   Common stock - $.01 par value; 50,000,000 shares authorized, 10,640,895
      shares issued and outstanding (Notes 9 and 10)                               106,409       106,409
   Additional paid-in capital                                                    2,299,696     2,299,696
   Retained earnings                                                             4,846,180     8,343,567
                                                                               -----------   -----------
Total shareholders' equity                                                       7,252,285    10,749,672
                                                                               -----------   -----------
Total liabilities and shareholders' equity                                     $15,813,776   $19,974,801
                                                                               ===========   ===========

          See accompanying notes to consolidated financial statements.

                      CELL TECH INTERNATIONAL INCORPORATED
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                         Years ended December 31,
                                                                         ------------------------
                                                                    2002            2001           2000
                                                               ------------    ------------    ------------

SALES                                                          $ 26,193,747    $ 30,012,076    $ 38,976,663

COST OF SALES                                                     9,462,601       9,524,517      11,488,802
                                                               ------------    ------------    ------------

GROSS PROFIT                                                     16,731,146      20,487,559      27,487,861

COMMISSIONS                                                      11,690,752      14,341,935      17,632,344
                                                               ------------    ------------    ------------

GROSS PROFIT AFTER COMMISSIONS                                    5,040,394       6,145,624       9,855,517

SHIPPING AND HANDLING EXPENSES                                    1,703,807       1,864,159       2,097,369

SELLING EXPENSES                                                  3,790,696       4,059,982       5,338,194

RESEARCH AND DEVELOPMENT                                            193,310         190,884         456,098

GENERAL AND ADMINISTRATIVE                                        1,997,054       2,440,736       4,263,967

ASSET WRITE-DOWN (Notes 5 and 6)                                    873,528       2,589,940         136,389
                                                               ------------    ------------    ------------

OPERATING LOSS                                                   (3,518,001)     (5,000,077)     (2,436,492)

OTHER INCOME (Note 13)                                              285,661         606,962         421,045

INTEREST EXPENSE                                                   (265,047)       (622,235)       (768,492)
                                                               ------------    ------------    ------------

NET LOSS                                                       $ (3,497,387)   $ (5,015,350)   $ (2,783,939)
                                                               ------------    ------------    ------------

BASIC AND DILUTED LOSS PER SHARE                               $      (0.27)   $       (.43)   $      (0.26)
                                                               ============    ============    ============

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING USED TO
    CALCULATE BASIC AND DILUTED LOSS PER SHARE                   12,864,643      11,755,888      10,640,895
                                                               ============    ============    ============

          See accompanying notes to consolidated financial statements.

                      CELL TECH INTERNATIONAL INCORPORATED
                                AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY


                                     Common Stock            Additional
                                -------------------------     Paid-In        Retained       Shareholders'
                                  Shares        Amount        Capital        Earnings         Equity
                                ----------   ------------   ------------   ------------    ------------

BALANCES, December 31, 1999     10,640,895   $    106,409   $  2,299,696   $ 16,142,856    $ 18,548,961
Net loss                                --             --             --     (2,783,939      (2,783,939
                                ----------   ------------   ------------   ------------    ------------
BALANCES, December 31, 2000     10,640,895        106,409      2,299,696     13,358,917      15,765,022
Net loss                                --             --             --     (5,015,350      (5,015,350
                                ----------   ------------   ------------   ------------    ------------
BALANCES, December 31, 2001     10,640,895        106,409      2,299,696      8,343,567      10,749,672
Net loss                                --             --             --     (3,497,387      (3,497,387
                                ----------   ------------   ------------   ------------    ------------
BALANCES, December 31, 2002     10,640,895   $    106,409   $  2,299,696   $  4,846,180    $  7,252,285
                                ==========   ============   ============   ============    ============

                See accompanying summary of accounting policies

                      CELL TECH INTERNATIONAL INCORPORATED
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                           Years ended December 31,
                                                                                  -----------------------------------------
                                                                                      2002           2001           2000
                                                                                  -----------    -----------    -----------

CASH FLOWS FROM OPERATING ACTIVITIES
    Net loss                                                                      $(3,497,387)   $(5,015,350)   $(2,783,939)
    Adjustments to reconcile net loss to cash
      provided by (used for) operating activities:
        Depreciation and amortization                                               1,162,726      2,607,668      3,347,670
        (Gain) loss on sale of fixed assets                                            (1,827)       (15,175)        60,693
        Reserve for potentially unsaleable inventories                              3,100,000             --             --
        Impairment of fixed assets and intangibles                                    873,528      2,589,940        136,381
        Changes in assets and liabilities:
           Receivables                                                                (44,928)       208,062        (45,494)
           Inventories                                                                 80,480      1,871,221      2,355,388
           Prepaid expenses                                                          (125,802)       290,165       (112,205)
           Other assets                                                              (305,851)       (70,374)       (36,159)
           Accounts payable                                                          (454,474)      (370,606)    (1,305,316)
           Commissions payable                                                       (248,821)      (649,999)    (2,527,240)
           Sales tax payable                                                          (12,546)       (30,645)       (61,527)
           Accrued payroll and payroll related liabilities                             38,196        (39,883)      (125,135)
           Other accrued expenses                                                     714,632         (2,188)       532,871
                                                                                  -----------    -----------    -----------

Net cash provided by (used for) operating activities                                1,277,926      1,372,836       (564,012)
                                                                                  -----------    -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES
    Purchase of property and equipment                                               (584,551)      (253,662)      (145,493)
    Proceeds from sale of equipment                                                     7,250         47,000          4,094
                                                                                  -----------    -----------    -----------

Net cash used for investing activities                                               (577,301)      (206,662)      (141,399)
                                                                                  -----------    -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES
    Bank overdraft                                                                   (295,097)      (547,446)     1,062,967
    Payments on long-term debt                                                     (1,847,196)      (963,357)    (1,099,026)
    Proceeds from debt financing                                                    2,100,000             --             --
    Net proceeds (repayments) from related party debt                                (658,332)       344,629        741,470
                                                                                  -----------    -----------    -----------

Net cash provided by (used for) financing activities                                 (700,625)    (1,166,174)       705,411
                                                                                  -----------    -----------    -----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                       --             --             --

CASH AND CASH EQUIVALENTS, beginning of year                                               --             --             --
                                                                                  -----------    -----------    -----------

CASH AND CASH EQUIVALENTS, end of year                                            $        --    $        --    $        --
                                                                                  ===========    ===========    ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION Cash paid during the year for:
      Interest                                                                    $   250,190    $   602,570    $   779,424
                                                                                  ===========    ===========    ===========

                See accompanying summary of accounting policies

                      CELL TECH INTERNATIONAL INCORPORATED
                                AND SUBSIDIARIES

                      NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                FOR YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

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

MANAGEMENT ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ materially from those estimates.

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

                      CELL TECH INTERNATIONAL INCORPORATED
                                AND SUBSIDIARIES

                      NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                FOR YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

equipment as well as furniture and fixtures. Additions, renewals and improvements are capitalized. Expenditures for maintenance, repairs and minor renewals and improvements are charged to expense. Upon sale or retirement of property and equipment, the cost and related accumulated depreciation are removed from the accounts, and the resulting gain or loss is recorded in operations.

The Company evaluates impairment of its property and equipment on an individual asset basis or by logical groupings of assets whenever circumstances indicate that the carrying value may not be recoverable. Assets deemed to be impaired are written down to their fair value using discounted future cash flows and, if available, comparable market values. Gains on disposal of long-lived assets are recognized when earned, which is generally at the time of closing. If a loss on disposal is expected, such losses are recognized when the assets are reclassified as assets held for sale.

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

FINANCIAL INSTRUMENTS

The Company estimates the fair value of its monetary assets and liabilities based upon the existing interest rates related to such assets and liabilities compared to the current market rates of interest for instruments of a similar nature and degree of risk. The fair value of debt is estimated using discounted cash flow analyses, based on the Company's incremental borrowing rates for similar types of borrowing arrangements. The fair value of the Company's debt at December 31, 2002 and 2001 approximates carrying value.

REVENUE RECOGNITION

The Company recognizes revenue from the sale of its products upon shipment, at which time title passes. The Company estimates an allowance for sales returns based on historical experience with product returns.

SHIPPING AND HANDLING FEES AND COSTS

The Company bills customers for shipping and handling costs. The amounts billed are included in sales and totaled $1,263,622, $1,443,692 and $1,711,031 in 2002,
2001 and 2000, respectively. The related costs for shipping and handling goods shipped by the Company to customers are included in a separate caption, shipping and handling expenses, in the statements of operations.

                      CELL TECH INTERNATIONAL INCORPORATED
                                AND SUBSIDIARIES

                      NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                FOR YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

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

INCOME TAXES

The Company accounts for income taxes using the liability method whereby the Company recognizes deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statements carrying amounts and tax basis of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. The Company records a valuation allowance to reduce deferred tax assets to the amount that is more likely than not to be realized.

IMPAIRMENT OF LONG-LIVED ASSETS

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

                      CELL TECH INTERNATIONAL INCORPORATED
                                AND SUBSIDIARIES

                      NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                FOR YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

based method of accounting had been applied. Stock based compensation paid to non-employees is recorded at fair value using the Black Scholes options pricing model (see Note 9).

SEGMENT REPORTING

The Company operates in one segment, which is the production and sale of food supplement products made from blue green algae.

EARNINGS PER SHARE

The computations of the weighted-average common shares used in the computation of basic and diluted net income (loss) per share is based on 12,864,643, 11,755,888 and 10,640,895 shares for the years ended December 31, 2002, 2001 and 2000. Potential dilutive securities were not included in the EPS calculation since their effect would be antidilutive. In accordance with SFAS No. 128, "Earnings Per Share", the Company has included in weighted average common shares 2,923,273 shares for the year ended December 31, 2002 earned by Mr. Zubair Kazi but not yet issued (see Note 10). Potential dilutive securities consisted of outstanding stock options and convertible preferred stock and common stock purchase warrants.

RESEARCH AND DEVELOPMENT

Research and development costs are expensed as incurred.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2001, Financial Accounting Standards Board (FASB) issued Statement No. 143 (SFAS No. 143), "Accounting for Asset Retirement Obligations," effective for fiscal years beginning after June 15, 2002. The Statement requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. The adoption of SFAS No. 143 is not expected to have a material effect on the Company's financial position or results of operations.

In April 2002, FASB issued Statement No. 145 (SFAS No. 145), "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections" effective on or after May 15, 2002. This Statement rescinds SFAS No. 4 and an amendment of that Statement, and SFAS No. 64. This Statement also rescinds SFAS No. 44. This Statement amends SFAS No. 13, to eliminate an inconsistency between the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The adoption of SFAS No. 145 did not have a material effect on the Company's financial position or results of operations.

In June 2002, FASB issued Statement No. 146 (SFAS No. 146), "Accounting for Costs Associated with Exit or Disposal Activities," effective for activities that are initiated after December 31, 2002, with early application encouraged. This Statement addresses financial

                      CELL TECH INTERNATIONAL INCORPORATED
                                AND SUBSIDIARIES

                      NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                FOR YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The adoption of SFAS No. 146 is not expected to have a material effect on the Company's financial position or results of operations.

In December 2002, FASB issued Statement No. 148 (SFAS No. 148), "Accounting for Stock-Based Compensation -- Transition and Disclosure -- An Amendment of FASB Statement No. 123." SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company is required to follow the prescribed format and provide the additional disclosures required by SFAS No. 148 in its annual financial statements for the year ended December 31, 2002 and must also provide the disclosures in its quarterly reports containing condensed financial statements for interim periods beginning with the quarterly period ended March 31, 2003. The adoptionof SFAS No. 148 is not expected to have a material effect on the Company's financial position or results of operations.

In November 2002, the FASB issued Interpretation No. 45 ("FIN No. 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN No. 45 expands on the accounting guidance of Statements No. 5, 57, and 107 and incorporates without change the provisions of FASB Interpretation No. 34, which is being superseded. FIN No. 45 will affect leasing transactions involving residual guarantees, vendor and manufacturer guarantees, and tax and environmental indemnities. All such guarantees will need to be disclosed in the notes to the financial statements starting with the period ending after December 15, 2002. For guarantees issued after December 31, 2002, the fair value of the obligation must be reported on the balance sheet. Existing guarantees will be grandfathered and will not be recognized on the balance sheet. The Company has determined that there has been no impact due to the application of FIN No. 45 on our financial position and results of operations.

NOTE 2--GOING CONCERN

During 2002 the Company was able to obtain new financing that allowed it to repay the borrowings under the former line of credit. As of December 31, 2002 the Company is in compliance with 'the loan covenants under the new loan agreement. Additionally, management has introduced several new products and advertising campaigns in order to increase revenues and reverse the trend of net losses in 2002 and prior years. Although management believes that progress was made during 2002 on issues affecting the Company's ability to continue as a going concern, the Company has experienced recurring net losses, has negative working capital at December 31, 2002 and faces potential significantly adverse litigation (Note 10). These conditions give rise to substantial doubt about the Company's ability to continue as a going concern.

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of

                      CELL TECH INTERNATIONAL INCORPORATED
                                AND SUBSIDIARIES

                      NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                FOR YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

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

                      CELL TECH INTERNATIONAL INCORPORATED
                                AND SUBSIDIARIES

                      NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                FOR YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

NOTE 3 -- RECEIVABLES

As revenues are generally paid with credit cards and thereby collected at the time of shipment, the Company does not record trade accounts receivable. Receivables consist of the following:

                                                                         December 31,
                                                                ----------------------------
                                                                     2002            2001
                                                                ------------    ------------

Credit card deposits in transit                                 $    303,746    $    239,618

Miscellaneous receivables                                             68,265          87,465
                                                                ------------    ------------

                                                                $    372,011    $    327,083
                                                                ============    ============

NOTE 4 -- INVENTORIES

Inventories consist of the following:                                    December 31,
                                                                ----------------------------
                                                                     2002            2001
                                                                ------------    ------------


Work in progress                                                $  9,520,527    $  9,524,882
Finished goods                                                       588,586         654,759
Sales aids                                                            15,185          25,137
                                                                ------------    ------------
                                                                  10,124,298      10,204,778
Less reserve for potentially unsaleable inventories (Note 12)     (4,000,000)       (900,000)
                                                                ------------    ------------

                                                                   6,124,298       9,304,778
Less current portion                                              (2,300,000)     (2,000,000)
                                                                ------------    ------------
                                                                $  3,824,298    $  7,304,778
                                                                ============    ============

During 2001 and 2000, the Company curtailed the volume of algae harvested. Accordingly, the Company experienced excess processing capacity that was not fully utilized. As a result, the Company incurred costs aggregating $4.1 million and $4.5 million, representing negative volume variances in 2001 and 2000, respectively. During 2002 the Company resumed the harvest of algae. Accordingly, the negative volume variance was reduced to $1.6 million in 2002. Such costs are included in cost of sales for 2002, 2001 and 2000.

Certain of the Company's inventory is marketable only to the agricultural market. Sales in this market have been less than anticipated and management has recognized that an impairment of inventory may exist. The Company has established reserves of $4,000,000 and $900,000 at December 31, 2002 and 2001, respectively.

Inventories that are in excess of the following year's estimated sales have been classified as long-term inventories.

                      CELL TECH INTERNATIONAL INCORPORATED
                                AND SUBSIDIARIES

                      NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                FOR YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

NOTE 5 -- PROPERTY AND EQUIPMENT

Property and equipment consist of the following:          December 31,
                                                 ------------------------------
                                                   2002                2001
                                               ------------        ------------

Land and improvements                          $     17,817        $     17,817
Buildings and improvements                        6,254,180           6,403,785
Furniture and fixtures                              741,754             752,921
Machinery and equipment                           8,894,246           8,228,088
                                               ------------        ------------
                                                 15,907,997          15,402,611
Less accumulated depreciation                    (9,106,608)         (8,083,928)
                                               ------------        ------------
                                               $  6,801,389        $  7,318,683
                                               ============        ============

Depreciation expense aggregated $1,111,629, $2,386,418 and $2,459,190, for 2002,
2001 and 2000, respectively.

The Company has ceased utilizing the harvest site on the A canal of the Klamath Irrigation District (KID) for an indefinite period of time. The Company will continue to utilize the building on the adjacent leased property and certain of the equipment in other production areas and will continue to record depreciation expense for these assets. Some of the equipment located on the canal site cannot be relocated or used for other purposes and has been written-off.

Idle property and equipment consists of machinery and equipment with a carrying value of $1,382,570 and $2,271,305, a cost of $9,981,028 and $7,338,735, and accumulated depreciation and valuation reserve of $8,598,458 and $5,067,430 at December 31, 2002 and 2001, respectively. The Company is actively attempting to sell these assets and as a result, the assets have been written down to their fair value and no depreciation has been recorded on these assets since the date they were identified as being held for sale. The assets held for sale have not been separately classified as "Held for Sale" in accordance with SFAS No. 144 because management has concluded that, while a sale is probable, a transfer and completed sale is not likely to occur within one year.

The financial statements for the years ended December 31, 2002 and 2001 include adjustments due to the impairment of fixed assets of $873,529 and $2,589,940, respectively.

NOTE 6 -- OTHER ASSETS

Other assets consist of the following:                                  December 31,
                                                                     -------------------
                                                                       2002       2001
                                                                     --------   --------
Trademarks, net of accumulated amortization of $38,978 and $33,623   $ 57,196   $ 57,302
Deposits                                                               55,441     75,466
Restricted cash                                                       198,963    159,324
Loan Fees                                                             235,246         --
                                                                     --------   --------
                                                                     $546,846   $292,092
                                                                     ========   ========

Amortization expense aggregated $51,097, $221,250 and $888,480 for 2002, 2001 and 2000, respectively

                      CELL TECH INTERNATIONAL INCORPORATED
                                AND SUBSIDIARIES

                      NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                FOR YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

NOTE 7 -- LONG-TERM DEBT

Long-term debt consists of the following:

                                                                                             December 31,
                                                                                       --------------------------
                                                                                          2002            2001
                                                                                       -----------    -----------

Receivable loans, advances and inventory loans, secured by substantially all of the assets of the Company, interest at the prime rate plus 2.5% per annum
   (7.5% at
   December 31, 2001), repaid in 2002                                                  $        --    $   633,852

Term loans and equipment acquisition loans, secured by substantially all of the assets of the Company, interest at prime rate plus 2.75% (7.75% at December
   31,
   2001) and repaid in 60 monthly installments                                                  --      1,213,344


Term loan secured by substantially all of the assets of the Company, effective rate of interest is 14%.  Payment is due in full in June 2003.  It can be extended for
   one year at that date if the Company is in compliance with all loan covenants         2,100,000             --

Note payable to a nonprofit organization, secured by rights of property and leasehold improvements, with annual payments of $75,000 including interest at
   6.25%, maturing July 19, 2005 (see Note 10)                                             313,790        313,790

Note payable to vendor issued in exchange for cancellation of accounts payable to vendor. Note requires 37 monthly payments of $50,000 that began on October
   11, 2002 and a final payment of $35,917 due on November 1, 2005, with an implied
   discount rate of 11.13%                                                               1,478,275             --
                                                                                       -----------    -----------

                                                                                         3,892,065      2,160,986

Less current portion                                                                    (2,872,145)    (2,160,986)
                                                                                       -----------    -----------

                                                                                       $ 1,019,920    $        --
                                                                                       ===========    =========

In June 1999, the Company entered into a $15 million Line of Credit Agreement with a financial institution. The agreement has four parts: Receivable Loans, Advances and Inventory Loans, Term Loans, and Equipment Acquisition Loans. The Receivable Loans and the Advances and Inventory Loans incurred interest at a rate equal to the prime rate plus 2.5% per annum and expired June 30, 2002. The Term Loans and Equipment Acquisition Loans incurred interest at a rate equal to the prime rate plus 2.75% and were repayable in monthly installments.

In September 2002, the Company's financing facility with Coast Business Credit was purchased by and assigned to La Jolla Loans, Inc. In connection with this transaction, Coast Business Credit's security interest in real and personal property and all associated security and loan documents were assigned to La Jolla Loans. At the same time, the Company entered into a Forbearance and Extension Agreement with La Jolla Loans. Under the terms of the forbearance agreement, La Jolla Loans will not declare a default until June 30, 2003, when the entire principal is due. The forbearance period may be extended to June 30,

                      CELL TECH INTERNATIONAL INCORPORATED
                                AND SUBSIDIARIES

                      NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                FOR YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

2004 if the Company pays a $75,000 renewal fee. Interest of $24,500 at an effective rate of 14% is payable monthly along with additional monthly impound payments of approximately $65,000 to be used to pay insurance, property taxes and lease payments on collateralized property during the forbearance period. La Jolla Loans has also agreed to defer, during the forbearance period, the difference between the minimum interest payment of $45,000 under the agreement with Coast Business Credit and the $24,500 minimum interest payments under the forbearance agreement. If the Company fully performs under the terms and conditions of the forbearance agreement and no default occurs during the forbearance period, La Jolla Loans will release the Company from any obligation to pay minimum monthly interest payments in excess of $24,500. The outstanding principal balance at December 31, 2002 is $2,100,000. The Company is in compliance with all loan covenants as of December 31, 2002.

The Company has classified all outstanding debt to the lender as a current liability.

NOTE 8 -- INCOME TAX

The Company is subject to Federal income taxes subsequent to June 20, 1999. As the Company has experienced operating losses for the years 2002, 2001 and 2000, no income tax has been provided for.

At December 31, 2002, the Company had state and federal net operating loss carryforwards available to offset future taxable income of approximately $11.5 million that expire at various dates through 2022.

The primary components of temporary differences which compose the Company's net deferred tax assets and liabilities as of December 31, 2002 and 2001 are as follows:

                                                           December 31,
                                                   ----------------------------
                                                       2002            2001
                                                   -----------      -----------

Deferred tax assets (liability):
   Inventory adjustments                           $ 1,600,000      $   645,000
   Accrued expenses                                    211,000          308,000
   Litigation reserve                                  595,000          633,000
   Other                                                18,000           38,000
                                                   -----------      -----------

Current deferred tax assets, net                     2,424,000        1,624,000
                                                   -----------      -----------

Net operating losses and credits                     4,150,000        3,790,000
Property and equipment                                (695,000)        (464,000)

                                                   -----------      -----------

Non-current deferred tax assets, net                 4,845,000        3,326,000
                                                   -----------      -----------

Net deferred tax assets                              7,269,000        4,950,000
Less: valuation allowance                           (7,269,000)      (4,950,000)
                                                   -----------      -----------

                                                   $        --      $        --
                                                   ===========      ===========

                      CELL TECH INTERNATIONAL INCORPORATED
                                AND SUBSIDIARIES

                      NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                FOR YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

The Company annually evaluates the realization of the net deferred tax asset, taking into consideration prior earnings history, projected operating results and the reversal of temporary tax differences. At December 31, 2002 and 2001, the Company recorded a valuation allowance as a result of the uncertainty relating to the realizability of the net deferred tax asset.

NOTE 9 -- STOCK OPTIONS AND WARRANTS

WARRANTS

On August 6, 1999, the Company issued warrants to purchase shares of its common stock to the following parties for their services as follows:

                                         Number of        Exercise
                                         Warrants          Price           Term
                                         --------         -------         ------

Andromeda                                 100,000         $1.3337         5 year
Hateley & Hampton                         300,000         $0.0749         5 year
Wharton Capital                           267,000         $0.0749         5 year

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

                                                  Shares              Price
                                                ----------       ---------------

Outstanding at December 31, 1999                 2,268,324       $ 0.075 - 84.65

      Granted                                           --                    --
                                                ----------       ---------------

Outstanding at December 31, 2000                 2,268,324         0.075 - 84.65

      Granted                                           --                    --
      Expired                                     (128,926)                   --
                                                ----------       ---------------

Outstanding at December 31, 2001                 2,139,398         0.075 - 84.65
      Granted                                           --                    --
      Expired                                           --                    --
                                                ----------       ---------------

Outstanding at December 31, 2002                 2,139,398       $ 0.075 - 84.65
                                                 =========       ===============

The above warrants have a weighted average remaining contractual life of 1.6 years.

                      CELL TECH INTERNATIONAL INCORPORATED
                                AND SUBSIDIARIES

                      NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                FOR YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

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

                                                    Shares            Price
                                                    ------       ---------------

Outstanding, December 31, 1999                      25,802       $ 3.05 - 142.49
      Granted                                           --                    --
      Expired                                           --                    --
      Exercised                                         --                    --
                                                    ------       ---------------

Outstanding, December 31, 2000                      25,802         3.05 - 142.49
      Granted                                           --                    --
      Expired                                           --                    --
      Exercised                                         --                    --
                                                    ------       ---------------

Outstanding, December 31, 2001                      25,802         3.05 - 142.49
      Granted                                           --                    --
      Expired                                           --                    --
      Exercised                                         --                    --
                                                    ------       ---------------

Outstanding, December 31, 2002                      25,802       $ 3.05 - 142.49
                                                    ======       ===============

The above options have a weighted average remaining contractual life of 2.5 years.

In addition to the options provided for in the 1996 Plan, in early 1996, 13,131 options were issued to certain officers, employees and consultants at an exercise price of $57.84 per share, each with a five-year term. All the outstanding options related to these grants expired in 2001. The Company granted 691 options to certain former directors on September 25, 1996 to replace certain options, which terminated upon resignation of such directors in connection with the Company's initial public offering. These 691 options have an exercise price of $65.11 per share and a ten-year term. During 1998, 1,382 stock options were issued to a director, at an exercise price of $98.65 per share and a ten-year term. During 1998, 4,607 stock options were issued to a consultant at an exercise price of $14.98 and a five-year term. Outstanding options at December 31, 2002 have a weighted average remaining contractual life of 1.54 years.

THE 2000 STOCK INCENTIVE PLAN

On February 14, 2000, the Board of Directors approved a new stock incentive plan (the 2000 Plan). The 2000 Plan is for the benefit of employees, consultants and non-employee directors of the Company and its subsidiaries. The maximum number of shares with respect to which stock options or stock appreciation rights may be granted or awarded as restricted stock under the 2000 Plan is 700,000 shares in aggregate of common stock of the Company.

                      CELL TECH INTERNATIONAL INCORPORATED
                                AND SUBSIDIARIES

                      NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                FOR YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

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

During December 2002, 45,000 options were granted to Non-Employee Directors under the 2000 Plan. These options have an exercise price of not less than 100% of the fair market value of the stock at the date of the grant.

(PRO FORMA DISCLOSURE

The pro forma net loss and net loss per share as if compensation cost was computed based on the fair value at the grant date computed under SFAS No. 123 for employee stock options has not been presented because it is not significantly different from the historical results.

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

LITIGATION

On February 6, 1998, Oregon Freeze Dry, Inc. (OFD), a vendor, filed a complaint against the Company alleging that the Company wrongfully terminated its contract with OFD. On December 20, 2002 a settlement agreement between the parties was signed and the lawsuit was dismissed. The parties agreed that the Company will pay $1,885,917 to OFD. Payments are to be $50,000 per month. The settlement has been accounted for in terms of SFAS I5 and as a result the original payable has been retained as the liability and interest has been imputed on the note at 11.13% per annum. $1,478,275 is included in notes payable at December 31, 2002. As of December 31, 2002, the Company is current on its payment obligations to OFD. Additionally, the Company is obligated to use Oregon Freeze Dry, Inc for all of its freeze-drying needs. If the Company chooses to use a bulk drying method other than freeze drying, then the Company will

                      CELL TECH INTERNATIONAL INCORPORATED
                                AND SUBSIDIARIES

                      NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                FOR YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

pay a fee of 25 cents per pound to OFD for a period of up to 10 years, but not to exceed $2,500,000 for each pound of algae dried using such alternative method.

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

In October of 2001, Teachers for Truth in Advertising filed an action in the Superior Court of Tulare County, California alleging that Cell Tech Products, Inc. engaged in unfair business practices and misleading advertising. In January 2003, the Superior Court of Tulare County issued a Tentative Decision stating that Teachers for Truth in Advertising was entitled to an injunction prohibiting Cell Tech from making deceptive representations in its advertising or literature disseminated in California and ordering Cell Tech to refund the purchase price paid by California customers for Cell Tech's algae products from the date four years prior to the filing of the action through the trial date in November 2002.

In response to the Tentative Decision, Cell Tech's counsel filed a Request for Statement of Decision on January 23, 2003. On February 20, 2003, the Superior Court issued its Final Decision, which essentially affirms the Tentative Decision. Plaintiff has submitted a proposed judgment to the court consistent with the Tentative and Final Decisions. Upon entry of judgment, Cell Tech intends to file post-judgment motions and an appeal. The refund of California customers, if required to be made in accordance with the Final Decision, will be in an amount that would have a material adverse impact on Cell Tech's business and financial position.

On January 28, 2002, the Company terminated its lease with Klamath Cold Storage, Inc. ("KCS"), a corporation owned by the principal shareholders, Daryl Kollman and Marta Carpenter. On February 19, 2002, Daryl Kollman, on behalf of himself and as an officer of KCS, filed two separate Notice of Claim of Lien upon Chattels (the "Possessory Liens") against the Company and its wholly owned subsidiary, NAC and/or NEC, in the County of Klamath, State of Oregon, claiming a lien upon them by alleging among other things, that the Company owes him and Marta Carpenter approximately $508,246 in past due rent and that the Company owes KCS approximately $576,232 in past due rent for the use of certain real property owned by him and Marta Carpenter, the Company's President and Chief Executive Officer, and KCS. Through the Possessory Liens, Daryl Kollman is claiming that the Company is not entitled to remove any of our property from the premises and that the properties will be subject to foreclosure proceedings. The Company does not believe that Daryl Kollman will prevail in this matter and has retained legal counsel to represent the Company.

On June 6, 2002, Mr. Kollman filed a lawsuit in the name of KCS in the Circuit Court for the state of Oregon to evict Cell Tech from property owned by KCS. In this lawsuit, Mr. Kollman also alleges that Cell Tech has not paid approximately $1,050,000 in rent. Marta Carpenter is seeking to stop the evictions and the Company is resisting Mr. Kollman's attempt to evict it. The Company intends to vigorously defend this lawsuit. The Company cannot predict the amount of

                      CELL TECH INTERNATIONAL INCORPORATED
                                AND SUBSIDIARIES

                      NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                FOR YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

loss, if any, which could result from this lawsuit, but an unfavorable outcome could have a material adverse impact upon its financial condition.

On March 27, 2002, the Nature Conservancy filed an action against Cell Tech in the Circuit Court for the State of Oregon for Klamath County, alleging, among other things, that Cell Tech's wholly owned subsidiary, The New Earth Company, was in default on a promissory note and a trust deed. The Nature Conservancy was seeking $375,000, the principal amount due under the promissory note, plus interest and certain leasehold rights. The Company has previously recorded the net present value of the promissory note, which has a balance of $313,790 and has been included in the current portion of long-term debt in the December 31, 2002 consolidated balance sheet. An agreement was signed and the court action dismissed in January 2003. The net effect of this will be to increase net income during the first quarter of 2003 by $161,956.

On October 7, 2002, Daryl Kollman, one of Cell Tech's principal shareholders, filed a lawsuit against Cell Tech and certain of its officers, directors and counsel in the Circuit Court for the State of Oregon for Klamath County. The complaint makes a number of individual and derivative claims. Mr. Kollman makes two claims against Cell Tech. First, Mr. Kollman alleges that Cell Tech breached an agreement to register its stock for public sale and seeks damages in an amount to be proven at trial, but not less than $9,282,000. Second, Mr. Kollman claims that Cell Tech conspired with Marta C. Car penter (formerly known as Marta
C. Kollman), a principal shareholder and the President, Chief Executive Officer and a director of Cell Tech; Donald P. Hateley, Chairman of the Board of Directors of Cell Tech; and others to prevent the registration of Mr. Kollman's stock and to cause other financial injury to him. As a result, Mr. Kollman seeks $32,931,976 against the defendants. Mr. Kollman also seeks millions of dollars in damages on his own behalf and on behalf of Cell Tech against Marta Carpenter, Mr. Hateley and others based on a variety of legal theories, many of which either have been or are being litigated in other cases. The Company intends to vigorously defend the direct claims asserted in this lawsuit, and is currently evaluating the claims that Mr. Kollman has asserted on Cell Tech's behalf. The Company cannot predict the amount of loss, if any, that could result from this lawsuit, but does not believe that an unfavorable outcome would have a material adverse impact upon its financial condition, cash flow, or results of operations.

The Company is also involved in various legal matters arising in the normal course of business. In the opinion of management, the Company's liability, if any, arising from legal proceedings related to these matters is not expected to have a material effect on the consolidated financial statements of the Company.

LIEN ON COMPANY STOCK

The Company stock owned by majority shareholders Daryl J. Kollman and Marta C. Carpenter, is the subject of a tax lien filed by the Internal Revenue Service for income taxes due from them arising from taxable income attributed from the Company. The lien is subordinated in favor of the lender for the Term Loan (Note
7).

                      CELL TECH INTERNATIONAL INCORPORATED
                                AND SUBSIDIARIES

                      NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                FOR YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

DISPUTE BETWEEN PRINCIPAL SHAREHOLDERS

Daryl Kollman and Marta C. Carpenter, shareholders who together own approximately 82% of our outstanding shares of common stock, divorced during 2002. Daryl Kollman and Marta Carpenter jointly, and their affiliate Klamath Cold Storage Co., are lessors of substantially all of our facilities, including office space, processing and freezer storage space. Although one lease is in effect until 2005, we lease the rest of these facilities on a month-to-month or year-to-year basis. The Court ruled Daryl Kollman and Marta Carpenter's joint ownership in these real property assets will be divided equally in each property and that they must sell the properties and improvements to pay the indebtedness to the Internal Revenue Service. The disposition of these properties pursuant to the divorce could have an adverse or disruptive effect on our operations, if the party who purchases a particular property elects to significantly increase rents or terminate any such lease arrangement at the end of the then current lease term. In addition, compliance with discovery requests may also have a disruptive effect on our business and operations, and it may be necessary for our Chief Executive Officer, Marta Carpenter, to spend a portion of her time devoted to handling matters related to the divorce decree. Moreover, Daryl Kollman is no longer actively involved in management and has been unwilling to execute personal guarantees on our behalf, as he has done in the past. On May 14, 2001, Marta Carpenter petitioned the Circuit Court for the State of Oregon with a motion seeking, among other court orders, to enjoin Daryl Kollman from interfering with any future loan applications of Marta Carpenter or us and a self executing judgment provision whereby the court would sign a loan application on behalf of Daryl Kollman. The court subsequently held that Daryl Kollman is to cease and desist from any such endeavors of interfering with our loan applications during the pendency of the dissolution proceedings and is prohibited from writing letters or communicating orally with any lending institutions unless requested to do so by the institution. The court also held that Daryl Kollman, if presented with loan documents to sign and if he objects to those documents in form or content, he must first raise it with the court.

On January 29, 2002, the Court issued its written Order after the matter was heard before the court at trial on December 10, 11, and 12, 2001. The Court ruled that Marta Carpenter and Daryl Kollman were each entitled to an equal division of their respective stock ownership in our Company, thus resulting in no change in our current ownership. Any remaining proceeds from the sale of real estate after the payment of Federal and State taxes applicable to the sale will be shared equally.

The Company does not believe the Court Order issued on January 29, 2002, will have a material impact on our business since we believe that we can maintain our favorable leases in the event of the sale of the properties or provide for an adequate transition to other properties for the orderly continuation of our business.

COVENANTS RELATED TO THE PRIVATE PLACEMENT TO MR. ZUBAIR KAZI

In connection with the sale of 1,157,895 common shares to a private investor in 1999, the Company made certain promises to the investor. In the event that the consolidated shareholders' equity of the Company is less than $20,000,000 at December 31, 1999 and the first reset date (see below), the Company shall immediately issue to Mr. Zubair Kazi additional common stock and warrants. The amount shall equal 1,157,895 multiplied by the percentage by which the shareholders' equity is less than $20,000,000. The Company did not maintain a shareholders' equity of $20,000,000 at December 31, 1999 and as a result, 681,798 shares and 681,798 warrants were due to Mr. Kazi as of December 31, 2000. As of December 31, 2002, there were 2,923,273

                      CELL TECH INTERNATIONAL INCORPORATED
                                AND SUBSIDIARIES

                      NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                FOR YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

shares and 2,923,273 warrants due to Mr. Kazi. The accrued liability related to the issuance of these shares and warrants is $568,359and has been accounted for in the financial statements.

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

The Company is obligated, upon the effective date of its' next registration statement (First reset date), to issue additional purchased securities in accordance with the following reset rights:

                      CELL TECH INTERNATIONAL INCORPORATED
                                AND SUBSIDIARIES

                      NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                FOR YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

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

LEASES

The Company has noncancelable operating leases (Note12), primarily for facilities space, office equipment and phone systems, which expire over the next five years and thereafter. Future minimum lease payments under operating leases are summarized as follows:

Years ending December 31,                                                Amount
-------------------------                                               --------

      2003                                                              $157,322
      2004                                                               101,863
      2005                                                                54,300
Thereafter                                                                 3,000
                                                                        --------

                                                                        $316,485
                                                                        ========

Rent expense for 2002, 2001 and 2000 aggregated $841,712, $1,178,496 and
$1,366,149, respectively.

NOTE 11 -- EMPLOYEE BENEFIT PLAN

Effective June 1, 1994, the Company established a 401(k) Employee Savings Plan which allows eligible employees to contribute up to 15% of their compensation annually. The plan allows for Company matching at the discretion of management. Each employee receives a pro rata allocation of the discretionary matching based on the employee's compensation in relation to the

                      CELL TECH INTERNATIONAL INCORPORATED
                                AND SUBSIDIARIES

                      NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                FOR YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

compensation of all participants entitled to profit sharing contributions. The Company matching aggregated $47,459, $52,614 and $60,134 in 2002, 2001 and 2000,
respectively.

                      CELL TECH INTERNATIONAL INCORPORATED
                                AND SUBSIDIARIES

                      NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                FOR YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

NOTE 12 -- RELATED PARTY TRANSACTIONS

The lease agreements described and summarized in Note 12 include certain building and equipment leases in which the lessors are shareholders of the Company. Rental payments to the shareholders for 2002, 2001 and 2000 aggregated $766,910, $1,127,855 and $1,149,528, respectively.

The amount payable to a related party at December 31, 2002 and 2001 is due to the President of the Company and relates to unpaid rent on properties owned by the President.

The Company also received management fees and other income of $192,762 and $196,218 from its shareholders during 2002 and 2001, respectively, which is included in other income in the consolidated statement of operations.

The Company paid consulting fees to a director of $31,873, $32,500 and $32,500 during 2002, 2001 and 2000, respectively.

NOTE 13 -- OTHER INCOME

Other income insists of the following:

                                                  Years ended December 31,
                                            -----------------------------------
                                               2002         2001         2000
                                            ---------    ---------    ---------

August celebration sales                    $  18,024    $  16,058    $  27,750
Genealogy fee income                           74,811      102,924      163,648
Interest income                                32,831       37,981       57,507
Miscellaneous income (expense)                208,526      313,846      286,916
Management fee income from a related party    192,762      196,217      195,917
Stock penalties                              (243,120)     (75,239)    (250,000)
Gain (loss) on disposal of assets               1,827       15,175      (60,693)
                                            ---------    ---------    ---------
                                            $ 285,661    $ 606,962    $ 421,045
                                            =========    =========    =========

NOTE 14 -- CONCENTRATION OF CUSTOMERS AND SUPPLIERS

No customers accounted for more than 10% of sales during the years ended December 31, 2002, 2001 and 2000. One vendor supplied approximately 45%, 55% and 27% of the products that the Company purchased for the years then ended.

                      CELL TECH INTERNATIONAL INCORPORATED
                                AND SUBSIDIARIES

                      NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                FOR YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

NOTE 15 -- QUARTERLY RESULTS (UNAUDITED)

Quarterly results for the years ended December 31, 2002 and 2001 are reflected below:

                                                     FIRST          SECOND         THIRD(A)      FOURTH(B)
                                                     -----          ------         --------      ---------
2002
----

Revenue                                           $ 7,105,704    $ 6,755,115    $ 6,450,651    $ 5,882,277
Operating income/(loss)                           $   141,410    $     2,867    $(2,960,149)   $  (702,129)
Net income/(loss)                                 $   109,073    $    52,487    $(2,971,264)   $  (687,683)
Net income/(loss) per share - basic and diluted   $       .01    $       .01    $      (.23)   $      (.06)

2001
----

Revenue                                           $ 8,062,064    $ 7,603,248    $ 7,278,704    $ 7,068,060
Operating loss                                    $  (935,474)   $  (706,956)   $  (437,693)   $(2,919,954)
Net loss                                          $(1,048,261)   $  (748,594)   $  (423,908)   $(2,794,587)
Net loss per share - basic and diluted            $      (.09)   $      (.06)   $      (.04)   $      (.24)

(a) Includes third quarter adjustments.

During the third quarter of 2002, the Company recorded an adjustment that decreased its net income by $3,100,000. The adjustment was to record an additional provision for unsaleable inventories.

(b) Includes fourth quarter adjustments.

During the fourth quarter of 2002, the Company recorded an adjustment that increased its net loss by $873,529. The adjustment was a charge to Write-down expense for the impairment of certain Property, Plant & Equipment.