Form 10-Q
period 2003-03-31
CELL TECH INTERNATIONAL INC
filed 2003-05-15
CIK 1015194

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               ------------------

                                    FORM 10-Q


                                   (MarkOne)
           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2003

                                       OR


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

                                   Yes  X   No    .
                                       ---     ---
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                                   Yes  X   No    .
                                       ---     ---

As of April 30, 2003, the number of shares outstanding of the registrant's sole class of common stock, par value $0.01 per share was 10,640,895.

                                TABLE OF CONTENTS


Part I - Financial Information...................................................................................     1

   ITEM 1. FINANCIAL STATEMENTS..................................................................................     1
      Consolidated Balance Sheets................................................................................     1
      Consolidated Statements of Operations......................................................................     2
      Consolidated Statements of Cash Flows......................................................................     3
      Notes to Consolidated Financial Statements.................................................................     4
   ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.................     9
      Overview...................................................................................................    11
      Results of Operations......................................................................................    12
      Three months ended March 31, 2003 compared with the three months ended March 31, 2002......................    13
      Liquidity and Capital Resources............................................................................    14
      Cash Flows.................................................................................................    15
      Recent Financial Accounting Standards Board Statements.....................................................    15
      Special Note Regarding Forward-Looking Statements..........................................................    16
   ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK............................................    17
   ITEM 4. CONTROLS AND PROCEDURES...............................................................................    17

PART II -- OTHER INFORMATION.....................................................................................    17

   ITEM 1. LEGAL PROCEEDINGS.....................................................................................    17
   ITEM 2. CHANGES IN SECURITIES.................................................................................    19
   ITEM 3. DEFAULTS UPON SENIOR SECURITIES.......................................................................    19
   ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...................................................    19
   ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K......................................................................    19
   SIGNATURES....................................................................................................    20

                      Cell Tech International Incorporated
                                and Subsidiaries

                         Part I - Financial Information

Item 1. Financial Statements
                           Consolidated Balance Sheets

                                                                               March 31,      December 31,
                                                                                 2003             2002
                                                                              -----------      -----------
                                                                              (Unaudited)
Assets

Current assets
   Receivables                                                                $   325,467      $   372,011
   Current portion of inventories                                               2,300,000        2,300,000
   Prepaid expenses                                                               399,007          586,662
                                                                              -----------      -----------

Total current assets                                                            3,024,474        3,258,673
                                                                              -----------      -----------

Long-term inventories, net of current portion                                   3,651,119        3,824,298
Property and equipment, net of accumulated depreciation                         6,615,882        6,801,389
Idle Property and equipment, net                                                1,274,865        1,382,570
Other assets                                                                      438,883          546,846
                                                                              -----------      -----------

Total assets                                                                  $15,005,223      $15,813,776
                                                                              ===========      ===========

Liabilities and Shareholders' Equity

Current liabilities
   Bank overdraft                                                             $   677,067      $   468,008
   Accounts payable                                                               596,519          594,329
   Commissions payable                                                            997,312          970,315
   Sales taxes payable                                                             73,545           69,797
   Accrued payroll and related liabilities                                        239,105          291,140
   Other accrued expenses                                                       1,705,171        1,848,070
   Current portion of long-term debt                                            2,571,229        2,872,145
   Related party payable                                                          494,867          427,767
                                                                              -----------      -----------

Total current liabilities                                                       7,354,815        7,541,571
                                                                              -----------      -----------

Long-term liabilities
   Long-term debt, net of current portion                                         897,174        1,019,920
                                                                              -----------      -----------

Total liabilities                                                               8,251,989        8,561,491
                                                                              -----------      -----------

Commitments and contingencies

Shareholders' equity
   Series A convertible preferred stock - no par value; 4,175,000 shares
     authorized; none issued and outstanding in 2003 and 2002                          --               --
   Series B convertible preferred stock - no par value; 800,000 shares
     authorized; none issued and outstanding in 2003 and 2002                          --               --
   Undesignated preferred stock - no par value; 1,825,000 shares
     authorized; none issued and outstanding in 2003 and 2002                          --               --
   Common stock - $.01 par value; in 2003 and 2002, 50,000,000 shares
     authorized, 10,640,895 and 10,640,895 shares issued and outstanding          106,409          106,409
   Additional paid-in capital                                                   2,299,696        2,299,696
   Retained earnings                                                            4,347,129        4,846,180
                                                                              -----------      -----------

Total shareholders' equity                                                      6,753,234        7,252,285
                                                                              -----------      -----------

Total liabilities and shareholders' equity                                    $15,005,223      $15,813,776
                                                                              ===========      ===========


          See accompanying notes to consolidated financial statements.

                      Cell Tech International Incorporated
                                and Subsidiaries


                      Consolidated Statements of Operations


                                                            For the Three Months Ended
                                                                     March 31,
                                                           -------------------------------
                                                              2003                2002
                                                           ------------       ------------
                                                            (Unaudited)        (Unaudited)

Revenue                                                    $  5,932,992       $  7,105,704

Cost of sales                                                 1,815,918          1,965,995
                                                           ------------       ------------

Gross profit                                                  4,117,074          5,139,709

Commissions                                                   2,535,435          3,390,812
                                                           ------------       ------------

Gross profit after commissions                                1,581,639          1,748,897

Shipping and handling expenses                                  433,948            428,866

Selling expenses                                              1,110,037            951,433

Research and development                                         59,559             35,880

General and administrative                                      425,140            191,308
                                                           ------------       ------------

Operating income                                               (447,045)           141,410

Other income (expense)                                          112,721             14,809

Interest expense                                               (164,727)           (47,146
                                                           ------------       ------------

Net loss                                                       (499,051)           109,073
                                                           ------------       ------------

Basic and diluted loss per share
                                                           $       (.04)      $       0.01
                                                           ------------       ------------

Weighted average number of common shares outstanding
   used to calculate basic and diluted loss per share        13,665,771         12,317,783
                                                           ------------       ------------

          See accompanying notes to consolidated financial statements.

                      Cell Tech International Incorporated
                                and Subsidiaries

                      Consolidated Statements of Cash Flows


                                                                                        (Unaudited)
                                                                                 For the Three Months Ended
                                                                                         March 31,
                                                                                  -------------------------
                                                                                    2003            2002
                                                                                  ---------       ---------

Cash flows from operating activities
   Net income (loss)                                                              $(499,051)      $ 109,073
   Adjustments to reconcile net income (loss) to cash
     provided by operating activities:
     Depreciation and amortization                                                  264,882         303,786
     Loss on sale of fixed assets                                                    53,787           3,381
     Impairment of fixed assets and intangibles                                          --
     Changes in assets and liabilities:
       Receivables                                                                   46,544          42,109
       Inventories                                                                  173,179         329,556
       Prepaid expenses                                                             187,655          65,883
       Other assets                                                                 107,963         (37,158)
       Accounts payable                                                               2,190             289
       Commissions payable                                                           26,997          61,679
       Sales tax payable                                                              3,748           4,940
       Accrued payroll and payroll related liabilities                              (52,035)         33,617
       Other accrued expenses                                                      (142,899)       (223,633)
                                                                                  ---------       ---------

Net cash provided by operating activities                                           172,960         693,522
                                                                                  ---------       ---------

Cash flows from investing activities
   Purchase of property and equipment                                               (81,134)       (156,395)
   Proceeds from sale of equipment                                                   55,677             700
                                                                                  ---------       ---------

Net cash used for investing activities                                              (25,457)       (155,695)
                                                                                  ---------       ---------

Cash flows from financing activities
   Bank overdraft                                                                   209,059        (343,650)
   Net payments on long-term debt                                                  (423,662)       (118,656)
   Net proceeds from (payments for) related party debt                               67,100         (75,521)
                                                                                  ---------       ---------

Net cash used for financing activities                                             (147,503)       (537,827)
                                                                                  ---------       ---------

Net increase (decrease) in cash and cash equivalents                                     --              --

Cash and cash equivalents, beginning of year                                             --              --
                                                                                  ---------       ---------

Cash and cash equivalents, end of year                                            $      --       $      --
                                                                                  =========       =========

Supplemental disclosure of cash flow information Cash paid during the period for:
     Interest                                                                     $ 164,727       $  47,146
                                                                                  =========       =========

          See accompanying notes to consolidated financial statements.

Notes to Consolidated Financial Statements

NOTE 1 - SUMMARY OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

Business

Cell Tech International Incorporated ("Cell Tech") and its subsidiary. The New Algae Company, Inc. ("NAC"), collectively the "Company," are engaged in producing and marketing food supplement products made with blue-green algae harvested from Klamath Lake, Oregon. The Company uses a multi-level distributor network throughout the United States, the District of Columbia, Guam, Puerto Rico, American Samoa, the Virgin Islands and Canada to distribute its products.

Presentation of Interim Information

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Company's management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, considered necessary for a fair statement of the Company's financial information as of and for the periods presented. The consolidated results of operations of any interim period are not necessarily indicative of the consolidated results of operations to be expected for the fiscal year. For further information, refer to the consolidated financial statements and accompanying footnotes included in the Company's annual report on Form 10-K for the year ended December 31, 2002.

Going Concern

During 2002, the Company was able to obtain new financing that allowed it to repay the borrowings under the former line of credit. As of December 31, 2002, the Company is in compliance with the loan covenants under the new loan agreement. Additionally, management has introduced several new products and advertising campaigns in order to increase revenues and reverse the trend of net losses in first quarter 2003 and prior years. Although management believes that progress was made during the first quarter of 2003 on issues affecting the Company's ability to continue as a going concern, the Company has experienced recurring net losses, has negative working capital at March 31, 2003 and faces potential significantly adverse litigation (Note 6). These conditions give rise to substantial doubt about the Company's ability to continue as a going concern.

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

NOTE 2 - INVENTORIES

Inventories consist of the following:

                                                           March 31,         December 31,
                                                             2003               2002
                                                         ------------       ------------
Work in progress                                         $  9,335,112       $  9,520,527
Finished goods                                                540,399            588,586
Sales aids                                                     19,394             15,185
                                                         ------------       ------------

                                                            9,894,905         10,124,298
Less reserve for potentially unsaleable inventories        (3,943,786)        (4,000,000)
                                                         ------------       ------------

                                                            5,951,119          6,124,298
Less current portion                                       (2,300,000)        (2,300,000)
                                                         ------------       ------------

                                                         $  3,651,119       $  3,824,298
                                                         ------------       ------------


Certain of our inventory are marketable only to the agricultural market. Sales in this market have been less than anticipated and management has recognized that an impairment of inventory may exist. The Company has established reserves of $3,943,786 and $4,000,000 at March 31, 2003 and December 31, 2002,
respectively.

NOTE 3 - EARNINGS PER SHARE COMPUTATION

The computations of the weighted-average common shares used in the computation of basic and diluted net loss per share is based on 13,665,771 and 12,317,783 shares for the three months ended March 31, 2003 and 2002, respectively. Potential dilutive securities were not included in the EPS calculation since their effect would be antidilutive. Potential dilutive securities consisted of outstanding stock options and convertible preferred stock and common stock purchase warrants.

NOTE 4 - RECENT ACCOUNTING PRONOUNCEMENTS

In December 2002, FASB issued Statement No. 148 (SFAS No. 148), "Accounting for Stock-Based Compensation -- Transition and Disclosure -- An Amendment of FASB Statement No. 123." SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company is required to follow the prescribed format and provide the additional disclosures required by SFAS No. 148 in its annual financial statements for the year ended December 31, 2002 and must also provide the disclosures in its quarterly reports containing condensed financial statements for interim periods beginning with the quarterly period ended March 31, 2003. The Company has decided to retain the intrinsic value method to account for employee stock based compensation and accordingly tThe adoption of SFAS No. 148 did is not expected to have a material effect on the Company's financial position or results of operations.

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

Under its bylaws, the Company has agreed to indemnify its officers and directors for certain events or occurrences arising as a result of the officer or director's serving in such capacity. The term of the indemnification period is for the officer's or director's lifetime. The Company has a separate indemnification agreement with its directors that requires it, subject to certain exceptions, to indemnify them to the fullest extent authorized or permitted by its bylaws and the Delaware Corporations Code. The maximum potential amount of future payment the Company could be required to make under these indemnification agreements is unlimited. The Company has a directors and officer liability insurance policy that may limit its exposure and enable it to recover a portion of any future amounts paid. As a result of its insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal and has no liabilities recorded for these agreements as of December 31, 2002.

NOTE 5 - LONG-TERM DEBT

In September 2002, the Company's financing facility with Coast Business Credit was purchased by and assigned to La Jolla Loans, Inc. In connection with this transaction, Coast Business Credit's security interest in real and personal property and all associated security and loan documents were assigned to La Jolla Loans. At the same time, the Company entered into a Forbearance and Extension Agreement with La Jolla Loans. Under the terms of the forbearance agreement, La Jolla Loans will not declare a default until June 30, 2003, when the entire principal is due. The forbearance period may be extended to June 30, 2004 if the Company pays a $75,000 renewal fee. Interest of $24,500 at an effective rate of 14% is payable monthly along with additional monthly impound payments of approximately $65,000 to be used to pay insurance, property taxes and lease payments on collateralized property during the forbearance period. La Jolla Loans has also agreed to defer, during the forbearance period, the difference between the minimum interest payment of $45,000 under the agreement with Coast Business Credit and the $24,500 minimum interest payments under the forbearance agreement. If the Company fully performs under the terms and conditions of the forbearance agreement and no default occurs during the forbearance period, La Jolla Loans will release the Company from any obligation to pay minimum monthly interest payments in excess of $24,500. The outstanding principal balance at March 31, 2003 is $2,100,000.

NOTE 6 - CONTINGENCIES

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

Litigation

On October 7, 2002, Daryl Kollman, one of Cell Tech's principal shareholders, filed a lawsuit against Cell Tech and certain of its officers, directors and counsel in the Circuit Court for the State of Oregon for Klamath County. The complaint makes a number of individual and derivative claims. Mr. Kollman makes two claims against Cell Tech. First, Mr. Kollman alleges that Cell Tech breached an agreement to register its stock for public sale and seeks damages in an amount to be proven at trial, but not less than $9,282,000. Second, Mr. Kollman claims that Cell Tech conspired with Marta C. Carpenter (formerly known as Marta
C. Kollman), a principal shareholder and the President, Chief Executive Officer and a director of Cell Tech; Donald P. Hateley, Chairman of the Board of Directors of Cell Tech; and others to prevent the registration of Mr. Kollman's stock and to cause other financial injury to him. As a result, Mr. Kollman seeks $32,931,976 against the defendants. Mr. Kollman also seeks millions of dollars in damages on his own behalf and on behalf of Cell Tech against Marta Carpenter, Mr. Hateley and others based on a variety of legal theories, many of which either have been or are being litigated in other cases. The Company intends to vigorously defend the direct claims asserted in this lawsuit, and is currently evaluating the claims that Mr. Kollman has asserted on Cell Tech's behalf. The Company cannot predict the amount of loss, if any, which could result from this lawsuit. An unfavorable outcome could have a material adverse impact upon its financial condition, cash flow, or results of operations.

On March 27, 2002, the Nature Conservancy filed an action against Cell Tech in the Circuit Court for the State of Oregon for Klamath County, alleging, among other things, that Cell Tech's wholly owned subsidiary, The New Earth Company, was in default on a promissory note and a trust deed. The Nature Conservancy was seeking $375,000, the principal amount due under the promissory note, plus interest and certain leasehold rights. The Company has previously recorded the net present value of the promissory note, which has a balance of $313,790 and has been included in the current portion of long-term debt in the December 31, 2002 consolidated balance sheet. An agreement was signed and the court action dismissed in January 2003. The net effect of this was to increase net income during the first quarter of 2003 by $161,956.

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

In October of 2001, Teachers for Truth in Advertising filed an action in the Superior Court of Tulare County, California alleging that Cell Tech Products, Inc. engaged in unfair business practices and misleading advertising. In January 2003, the Superior Court of Tulare County issued a Tentative Decision stating that Teachers for Truth in Advertising was entitled to an injunction prohibiting Cell Tech from making deceptive representations in its advertising or literature disseminated in California and ordering Cell Tech to refund the purchase price paid by California customers for Cell Tech's algae products from the date four years prior to the filing of the action through the trial date in November of 2002. In response to the Tentative Decision, Cell Tech's counsel filed a Request for Statement of Decision on January 23, 2003. On February 20, 2003, the Superior Court issued its Final Decision, which essentially affirms the Tentative Decision. Plaintiff has submitted a proposed judgment to the court consistent with the Tentative and Final Decisions. The parties mediated this matter on May 9, 2003 before a retired Orange County Superior Court judge and have agreed to submit a proposed confidential settlement to the Superior Court within the next 60 days. The Company does not believe that the proposed offer to refund to certain California customers will be in an amount that would have a material adverse impact on Cell Tech's business and financial position.

Lien on Company Stock

The Cell Tech stock owned by Daryl Kollman and Marta C. Carpenter is subject to a tax lien filed by the Internal Revenue Service. The stock is held in trust and will be released upon satisfaction of federal income taxes owed by Mr. Kollman and Marta C. Carpenter. Mr. Kollman and Marta C. Carpenter retain voting power over the stock held in trust. Mr. Kollman and Marta C. Carpenter have agreed to sell their shares as needed, and as allowed by federal securities laws, to make quarterly payments to the Internal Revenue Service. Should Mr. Kollman or Marta
C. Carpenter fail timely to make such payments, the Internal Revenue Service may seize the shares from the trust. The Internal Revenue Service would thereafter sell or judicially foreclose on some or all of the shares to satisfy Mr. Kollman and Marta C. Carpenter's tax liabilities. The lien is subordinated in favor of Cell Tech's lender for receivable loans, advances and inventory loans, term loans, and equipment acquisition loans.

Covenants Related to the Private Placement to Zubair Kazi

In connection with the sale of common shares to a private investor, Zubair Kazi, in 1999, Cell Tech agreed to issue common stock and warrants to purchase common stock to Mr. Kazi if the consolidated shareholders' equity was less than $20,000,000 at December 31, 1999. As a result, 3,333,192 shares of common stock and warrants to purchase and additional 3,333,192 shares of common stock were due to Mr. Kazi on March 31, 2003. The $624,859 of accrued liability related to the issuance of these shares and warrants, based on the fair value of the securities, has been accounted for in the financial statements. Additionally, the shares originally sold to Mr. Kazi were to be registered for resale within 120 days of the sale. Additional penalties have accrued and will continue to accrue until the shares are registered. The additional expense for the three months ended March 31, 2003 was $56,500. Cell Tech is also obligated to issue additional securities to Mr. Kazi upon the effective date of its next registration statement.

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

     o the political, social and economic climate in which we conduct operations; and

     o the risk factors described in other documents and reports filed with the Securities and Exchange Commission, including our Annual Report on Form 10-K for the year ended December 31, 2002.

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

We intend the following discussion to assist in the understanding of our financial position and our results of operations for the three months ended March 31, 2003 compared to the same period in 2002. You should refer to the Consolidated Financial Statements and related Notes in conjunction with this discussion. Unless stated otherwise, all financial information presented below, throughout this report and in the Consolidated Financial Statements and related Notes includes Cell Tech and NAC on a consolidated basis.

Overview

We develop and distribute products made with Aphanizomenon flos-aquae (trade name Super Blue Green(R) Algae, "SBGA") through a network of independent distributors. We currently offer twenty-two different products intended to appeal to health-conscious consumers. We divide our products into five product lines: Daily Health Maintenance, Digestive Health, Defensive Health, Powdered Drinks and Snacks, and Animal and Plant Food.

We harvest SBGA and manufacture some of our products at our production facilities in Klamath Falls, Oregon. We are a multi-level marketing organization. Independent distributors make up our sales force. We market our products through our distributors in all fifty states, the District of Columbia, Guam, Puerto Rico, American Samoa, the Virgin Islands and Canada. We encourage our distributors to recruit new distributors into our network. We place recruited distributors beneath the recruiting distributor in the Company's network of distributors. We pay our distributors commissions based on their personal sales and the sales of distributors beneath them. We assist distributors in establishing their own businesses and provide them with support programs such as audio and videotapes for training, seminars and an annual convention at our headquarters. We have approximately 37,082 active distributors as of March 31, 2003 compared to approximately 46,065 active distributors as of March 31, 2002. Active distributors are those who have purchased products in the last six months.

Our loss per share was $0.04 for the three months ended March 31, 2003 compared to net income of $0.01 per share for the same period in 2002. The net loss for the three months ended March 31, 2003 totaled $499,051 and was primarily related to a decrease in revenue and to increases in administrative costs and selling expense.

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

Impairment or Disposal of Long-Lived Assets

We utilize significant amounts of equipment in our operations to harvest and process blue-green algae from Klamath Lake. During 2001, we developed an alternative method of harvesting algae from Klamath Lake that yields raw algae at a lower total cost for the quantity harvested than the previous harvest method at the A Canal site. As a result, certain equipment previously used to harvest algae from the canal site has been taken out of service. Equipment taken out of service that we cannot remove from the canal site and has no other use has been written off, and the remaining equipment has been offered for sale. We regularly review our property and equipment offered for sale and if we cannot realize any portion of the carrying value, adjustments are made to reduce the carrying value to its fair value. We also regularly review property and equipment used in our operation and test for impairment if conditions indicate the carrying value of the property and equipment may not be recovered. If we determine that we will not recover the carrying value and that assets are impaired, we make adjustments to the carrying value through a valuation allowance. The decision to write down a portion of the carrying value of property and equipment used in our operations or offered for sale could have a significant adverse effect on our operating results.

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

Results of Operations

The following table summarizes our unaudited operating results as a percentage of net sales for each of the periods indicated.

                                 Three Months Ended March 31,
                                 ----------------------------
                                     2003          2002
                                    ------        ------

Revenue                              100.0%        100.0%

Cost of sales                         30.6          27.7
                                    ------        ------

Gross profit                          69.4          72.3

Commissions                           42.7          47.7
                                    ------        ------

Selling profit                        26.7          24.6

Shipping and handling expenses         7.3           6.0

Selling expenses                      18.7          13.4

Research and development               1.0            .5

General and administrative             7.2           2.7
                                    ------        ------

Operating income (loss)               (7.5)          2.0

Other income                           1.9           0.1

Interest expense                      (2.8)         (0.6)
                                    ------        ------

Net Income (loss) before taxes        (8.4)          1.5

Income tax benefit                                    --
                                    ------        ------

Net Income (loss)                     (8.4)          1.5
                                    ------        ------

Three months ended March 31, 2003 compared with the three months ended March 31, 2002

Net sales for the three months ended March 31, 2003 were $5,932,992, a decrease of $1,172,712 or 16.5% from net sales of $7,105,704 for the three months ended March 31, 2002. The decrease in sales is directly related to a 20% decrease in orders for the same period. Average order size increased to $123 from $119 over the same period. The average number of distributors for the three months ended March 31, 2003 decreased to an average of 37,809, which was 19% lower than the average of 46,902 distributors for the three months ended March 31, 2002. Sales of our food supplement products are made through a multi-level marketing network of distributors, so sales are positively linked with the number of distributors.

Gross profit represents net sales less the cost of goods sold, which includes the cost of harvesting blue-green algae from Klamath Lake, the cost of other materials, direct labor expenses, an allocation of overhead costs, amortization, and depreciation. Gross profit decreased to 69.4% of net sales during the three months ended March 31, 2003 from 72.3% of net sales during the same period in 2002. This decrease was due to continuing production and maintenance costs against a lower sales volume and the Oregon Freeze Dry agreement for the current drying of algae of $111,200.

Gross profit after commissions represents gross profit less commission expense. Commissions expense for the three months ended March 31, 2003 and 2002 was $2,535,435 and $3,390,812, respectively, a decrease of $855,377 or 25%. We are a multi-level marketing organization. Distributors make up our sales force. Distributors buy algae products for their own consumption plus they actively recruit other distributors into our network. Distributors are paid commissions based upon their personal sales volumes and the sales of distributors beneath them in their network. Commission expense as a percentage of sales was 42.7% and 47.7% during the three months ended March 31, 2003 and 2002, respectively. The decrease in the expense as a percentage of sales is due to the implementation of revisions to the commission system in June of 2002.

Operating expenses include shipping and handling expenses, selling expenses, research and development expenses and general and administrative expenses. In total, operating expenses increased $421,197 or 26% to $2,028,684 for the three months ended March 31, 2003 from $1,607,487 for the three months ended March 31, 2002. The components of operating expenses are discussed below.

     o Shipping and handling expenses includes purchasing, receiving, and materials management. Shipping and handling expenses increased $5,082 or 1.1%, to $433,948 in 2003 from $428,866 in 2002. The increase was due to an increase in payroll expenses in 2003. Shipping and handling expenses as a percent of net sales increased to 7.3% for the three months ended March 31, 2003 from 6.0% for the three months ended March 31, 2002.

     o Selling expenses includes order operator and distributor services expenses, marketing and promotion expenses, and the expenses of the Office of the President and CEO. Selling expenses increased $158,604 between 2003 and 2002 to $1,110,037 from $951,433. This increase was primarily due to an increase in insurance for product liability of $51,000 and an increase in promotion expense of $119,000. Selling expenses as a percent of net sales were 18.7% for the three months ended March 31, 2003 and 13.4% of sales for the three months ended March 31, 2002.

     o Research and development expenses increased 66% to $59,559 in 2003 from $35,880 in 2002, which constituted 1.0% and .5% of net sales, respectively. The increase related to an increase in payroll cost and laboratory testing.

     o General and administrative expenses increased by $233,832 between 2003 and 2002 to $425,140 from $191,308. For the three months ended March 31, 2003, general and administrative expenses averaged 7.2% of sales while they were 2.7% of sales for the three months ended March 31, 2002. The increase between 2003 and 2002 is attributable to an increase in legal fees of $103,000 and the recording in 2002 of a $77,000 credit adjustment to license expense related to the termination of the canal harvesting license in 2002 that was not a recurring adjustment in 2003.

Other income increased to $112,721 for the three months ended March 31, 2003 from approximately $14,809 of income for the three months ended March 31, 2002 principally due to income of $161,956 recorded as a result of the settlement agreement with Nature Conservancy.

Net interest expense increased to $164,727 for the three months ended March 31, 2003 from $47,146 for the three months ended March 31, 2002. This increase was due primarily to interest charges recorded in connection with the settlement of the Oregon Freeze Dry litigation and the resulting note payable. Net Interest expense represented 2.8% and 0.6% of sales for each of the three months ended March 31, 2003 and 2002, respectively.

Net income decreased by $608,124 resulting in a loss of $499,051 for the three months ended March 31, 2003 from net income of $109,073 for the comparable period in 2002. As a percentage of net sales, net income decreased by 9.9% for the three months ended March 31, 2003 resulting in a net loss of 8.4% from net income of 1.5% for the comparable period in 2002. The dollar decrease was due to net sales decreasing by 16.5% and by the increase in operating costs of 26%.


Liquidity and Capital Resources

We had net losses of $3,497,387, $5,015,350 and $2,783,939 for the years ended December 31, 2002, 2001 and 2000, respectively and had a working capital deficit of $4,282,898 and $6,437,186 at December 31, 2002 and 2001, respectively. As a result, our independent certified public accountants have included in our annual report an explanatory paragraph in their report covering those periods, which expresses substantial doubt about our ability to continue as a going concern.

Working capital deficit at March 31, 2003 amounted to $4,330,341, which represents a decrease in working capital of $47,443 from a working capital deficit of $4,282,898 as of December 31, 2002. At March 31, 2003, we had a bank overdraft of $677,067 versus a bank overdraft of $468,008 as of December 31, 2002.

In September 2002, our financing facility with Coast Business Credit was purchased by and assigned to La Jolla Loans, Inc. At the same time, we entered into a Forbearance and Extension Agreement with La Jolla Loans. Under the terms of the forbearance agreement, La Jolla Loans will not declare a default until June 30, 2003, when the entire principal is due. The forbearance period may be extended to June 30, 2004 if we pay a $75,000 renewal fee. Interest of $24,500 at an effective rate of 14% is payable monthly along with additional monthly impound payments of approximately $65,000. La Jolla Loans will defer the difference between the minimum interest payment of $45,000 under the agreement with Coast Business Credit and the $24,500 minimum interest payments under the forbearance agreement for the forbearance period. If we fully perform under the terms and conditions of the forbearance agreement and no default occurs during the forbearance period, La Jolla Loans will release us from any obligation to pay that portion of the minimum monthly interest payments in excess of $24,500. The outstanding principal balance at March 31, 2003 was $2,100,000.

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

     o change in the number of distributors and the retention of our current distributor base; and

     o    research and development efforts.

If existing capital resources are insufficient to meet our capital requirements, we will be required to raise additional funds, which we cannot assure will be available on favorable terms, if at all, or reduce costs which could impair our ability to conduct ongoing business operations.

Cash Flows

Net cash flows provided by operating activities for the three months ended March 31, 2003 amounted to $172,960 compared to cash flows provided by operations of $693,522 for the three months ended March 31, 2002. The decrease in cash flows generated by operations is primarily due to a $608,124 decrease in net income between the three months ended March 31, 2003 and 2002 and changes in current assets and liabilities.

Cash flows used in investing activities for the three months ended March 31, 2003 was $25,457, representing a decrease of $130,238 from net cash used for investing activities of $155,695 for the three months ended March 31, 2002, due to a decrease in equipment purchases during the three months ended March 31, 2003 offset by proceeds from the sale of idle equipment.

Net cash flows used for financing activities was $147,503 for the three months ended March 31, 2003 versus net cash used for financing activities of $537,827 during 2002. This change is principally due to a $209,059 increase in our bank overdraft during 2003 versus 2002 offset by net repayments of long-term debt of $423,662. The decrease in long-term debt was due primarily to payments to Oregon Freeze Dry and to the settlement with The Nature Conservancy.

Recent Financial Accounting Standards Board Statements

In December 2002, FASB issued Statement No. 148 (SFAS No. 148), "Accounting for Stock-Based Compensation -- Transition and Disclosure -- An Amendment of FASB Statement No. 123." SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company is required to follow the prescribed format and provide the additional disclosures required by SFAS No. 148 in its annual financial statements for the year ended December 31, 2002 and must also provide the disclosures in its quarterly reports containing condensed financial statements for interim periods beginning with the quarterly period ended March 31, 2003. The Company has decided to retain the intrinsic value method to account for employee stock based compensation and accordingly the adoption of SFAS No. 148 did is not expected to have a material effect on the Company's financial position or results of operations.

In November 2002, the FASB issued FIN No. 45 "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others - an interpretation of FASB Statements No. 5, 57, and 107 and rescission of FIN 34." The following is a summary of the Company's agreements that the Company has determined are with the scope of FIN 45.

Under its bylaws, the Company has agreed to indemnify its officers and directors for certain events or occurrences arising a result of the officer or director's serving in such capacity. The term of the indemnification period is for the officer's or director's lifetime. The Company has a separate indemnification agreement with its directors that requires it, subject to certain exceptions, to indemnify them to the fullest extent authorized or permitted by its bylaws and the Delaware Corporations Code. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited.


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

Daryl Kollman and Marta C. Carpenter have sole voting and investment power with respect to their shares. The Internal Revenue Service has a security interest in all of their shares pursuant to a Notice of Determination dated June 18, 1999, under the terms of which the shares are held in trust and will be released upon Daryl Kollman and Marta C. Carpenter's payment of their federal income tax liabilities for various specified years. Daryl Kollman and Marta C. Carpenter will sell their shares as needed and allowed by federal and state securities laws to make quarterly payments to the Internal Revenue Service. Daryl Kollman and Marta C. Carpenter retain all voting rights incident to their shares while the shares are held in trust. The Internal Revenue Service may seize Daryl Kollman and Marta C. Carpenter's shares from the trust if Daryl Kollman and Marta C. Carpenter fail to timely cure a default upon their commitments to the Internal Revenue Service under the Notice of Determination. The Internal Revenue Service would thereafter proceed to sell or judicially foreclose some or all of the shares for payment of Daryl Kollman and Marta C. Carpenter's tax liabilities as allowed by applicable law.

Item 4. Controls and Procedures

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

                          PART II -- OTHER INFORMATION

Item 1. Legal Proceedings

On October 7, 2002, Daryl Kollman, one of Cell Tech's principal shareholders, filed a lawsuit against Cell Tech and certain of its officers, directors and counsel in the Circuit Court for the State of Oregon for Klamath County. The complaint makes a number of individual and derivative claims. Mr. Kollman makes two claims against Cell Tech. First, Mr. Kollman alleges that Cell Tech breached an agreement to register its stock for public sale and seeks damages of an amount to be proven at trial, but not less than $9,282,000. Second, Mr. Kollman claims that Cell Tech conspired with Marta C. Carpenter (formerly known as Marta
C. Kollman), a principal shareholder and the President, Chief Executive Officer and one of our director; Donald P. Hateley, our Chairman of the Board of Directors; and others to prevent the registration of Mr. Kollman's stock and to cause other financial injury to him. As a result, Mr. Kollman seeks $32,931,976 against the defendants. Mr. Kollman also seeks millions of dollars in damages on his own behalf and on behalf of Cell Tech against Marta Carpenter, Mr. Hateley and others based on a variety of legal theories, many of which either have been or are being litigated in other cases. The Company intends to vigorously defend the direct claims asserted in this lawsuit, and is currently evaluating the claims that Mr. Kollman has asserted on Cell Tech's behalf. The Company cannot predict the amount of loss, if any, which could result from this lawsuit, and an unfavorable outcome could have a material adverse impact upon its financial condition, cash flow, or results of operations.

On March 27, 2002, the Nature Conservancy filed an action against Cell Tech in the Circuit Court for the State of Oregon for Klamath County, alleging, among other things, that Cell Tech's wholly owned subsidiary, The New Earth Company, was in default on a promissory note and a trust deed. The Nature Conservancy was seeking $375,000, the principal amount due under the promissory note, plus interest and certain leasehold rights. We had previously recorded the net present value of the promissory note, which had a balance of $313,790 and had been included in the current portion of long-term debt in the December 31, 2002 consolidated balance sheet. An agreement was signed and the court action dismissed in January 2003. The net effect of this is an increase to net income during the first quarter of 2003 by $161,956.

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

In October of 2001, Teachers for Truth in Advertising filed an action in the Superior Court of Tulare County, California alleging that Cell Tech Products, Inc. engaged in unfair business practices and misleading advertising. In January 2003, the Superior Court of Tulare County issued a Tentative Decision stating that Teachers for Truth in Advertising was entitled to an injunction prohibiting Cell Tech from making deceptive representations in its advertising or literature disseminated in California and ordering Cell Tech to refund the purchase price paid by California customers for Cell Tech's algae products from the date four years prior to the filing of the action through the trial date in November of 2002. In response to the Tentative Decision, Cell Tech's counsel filed a Request for Statement of Decision on January 23, 2003. On February 20, 2003, the Superior Court issued its Final Decision, which essentially affirms the Tentative Decision. Plaintiff has submitted a proposed judgment to the court consistent with the Tentative and Final Decisions. The parties mediated this matter on May 9, 2003 before a retired Orange County Superior Court judge and have agreed to submit a proposed confidential settlement to the Superior Court within the next 60 days. The Company does not believe that the proposed offer to refund to certain California customers will be in an amount that would have a material adverse impact on Cell Tech's business and financial position.

Item 2. Changes in Securities

         None.

Item 3. Defaults Upon Senior Securities

         Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

         None.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits required by Item 601 of Regulation S-K

Exhibit
Number    Description
------    -----------

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

3.4 Amended and Restated Bylaws incorporated by reference to the Registration Statement on Form SB-2 dated June 21, 1996.

99.1 Certificate of Marta C. Carpenter pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

          (b) Current Reports on Form 8-K. We did not file any currents reports on Form 8-K during the quarter ended March 31, 2003. On April 1, 2003, we filed a current report on Form 8-K to disclose the tentative decision of the Superior Court in the Teachers for Truthful Advertising lawsuit.

                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                CELL TECH INTERNATIONAL INCORPORATED




May 15, 2003                    ---------------------------------------
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

4. I am the registrant's certifying officer and am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and I have:

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

                                     CELL TECH INTERNATIONAL INCORPORATED



                                     --------------------------------
                                     Marta C. Carpenter
                                     Chief Executive Officer and
                                     Chief Accounting Officer,


                                     DATED:  May 15, 2003