Form 10-K/A
period 2002-12-31
CELL TECH INTERNATIONAL INC
filed 2003-08-14
CIK 1015194

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

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

                     Common Stock, Par Value $0.01 per Share
                              (Title of each class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     Indicate by check mark whether the registrant is an accelerated filer
(as defined in Rule 12b-2 of the Act). Yes [   ] No [X]

     The aggregate market value of the 800,000 shares of registrant's voting stock held by non-affiliates of the registrant as of June 30, 2002 (the last day of the registrant's most recently completed second fiscal quarter) was approximately $176,000 based on the closing price of the registrant's common stock on the National Quotation Bureau's Pink Sheets or $0.22 per share.

     The number of shares outstanding of the registrant's sole class of common stock, par value $0.01 per share, as of July 25, 2003, the latest practicable date, was 13,974,087.

                       DOCUMENTS INCORPORATED BY REFERENCE

None.



                      CELL TECH INTERNATIONAL INCORPORATED

                             FORM 10-K ANNUAL REPORT

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

                                TABLE OF CONTENTS


PART I............................................................................................................1


   ITEM 1.  BUSINESS..............................................................................................1

   Item 2.  Properties...........................................................................................16

   ITEM 3.  LEGAL PROCEEDINGS....................................................................................16

   Item 4.  Submission of Matters to a Vote of Securities Holders................................................17


PART II..........................................................................................................17


   ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS................................17

   Item 6.  Selected Financial Data..............................................................................19

   Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operation.................20

   ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK..........................................30

   ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA..........................................................31

   ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.................31

PART III.........................................................................................................31


   Item 10. Directors and Executive Officers of the Registrant...................................................31

   Item 11.  Executive Compensation..............................................................................33

   Item 12.  Security Ownership of Certain Beneficial Owners and Management......................................38

   Item 13.  Certain Relationships and Related Transactions......................................................39

   ITEM 14. CONTROLS AND PROCEDURES..............................................................................39


PART IV..........................................................................................................40


   ITEM 15.  EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K...................................40


SIGNATURES.......................................................................................................44





SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Some of our statements under "Business," "Properties," "Legal Proceedings," "Management's Discussion and Analysis of Financial Condition and Results of Operations," "Quantitative and Qualitative Disclosures about Market Risk," the Notes to Consolidated Financial Statements and elsewhere in this report constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements are subject to certain events, risks and uncertainties that may be outside our control. Some of these forward-looking statements include statements of:

o management's plans, objectives and budgets for its future operations and future economic performance;
o    capital budget and future capital requirements;
o    meeting future capital needs;
o    realization of any deferred tax assets;
o    the level of future expenditures;
o    impact of recent accounting pronouncements;
o    the outcome of regulatory and litigation matters; and
o the assumptions described in this report underlying such forward-looking statements.
o Actual results and developments may materially differ from those expressed in or implied by such statements due to a number of factors, including:
o    those described in the context of such forward-looking statements;
o    future product development and manufacturing costs;
o    changes in our incentive plans;
o    timely development and acceptance of new products;
o    the markets of our domestic and international operations;
o    the impact of competitive products and pricing;
o    the political,  social and economic climate in which we conduct operations;
     and
o the risk factors described in other documents and reports filed with the Securities and Exchange Commission.

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

                                     PART I

ITEM 1.  BUSINESS

OVERVIEW

We are a natural and nutritional products company and we develop and distribute a wide range of products made with Aphanizomenon flos-aquae (trade name Super Blue Green(R)) Algae ("SBGA") and other nutrients and ingredients through a network of independent distributors ("Distributors"). We currently offer twenty-two different products intended to appeal to health-conscious consumers. We divide our products into five product lines including Daily Health Maintenance, Digestive Health, Defensive Health, Powdered Drinks and Snacks, and Animal and Plant Food.

We harvest SBGA and manufacture several of our products at our modern production facilities in Klamath Falls, Oregon. We market our products through independent Distributors located in all fifty states, the District of Columbia, Guam, Puerto Rico, American Samoa, the Virgin Islands, Federated States of Micronesia, Marshall Islands, Northern Mariana Islands, Palau and Canada. We encourage our Distributors to recruit interested people as new Distributors for our products. We place these recruits beneath the recruiting Distributor in the "network" and we refer to them as the distributor's "downline" or "network." Distributors earn commissions on sales by their organizations as well as retail profits on the sales they generate directly. We assist Distributors in establishing their own businesses and provide support programs such as a comprehensive, information-packed website (www.celltech.com), audio and videotapes for training, empowerment teams, seminars and an annual convention called the August Celebration.

HISTORY AND ORGANIZATION

Unless otherwise specifically stated, references to "we" and "us" in this Form 10-K/A (the "Report") refer: (a) for periods prior to our reorganization, to the historical operations of HumaScan and (b) for periods following our reorganization, to the operations of Cell Tech International Incorporated, including its wholly owned subsidiaries The New Earth Company, Inc. ("NEC") and The New Algae Company, Inc. ("NAC"). NEC is now an inactive corporation.

We were formed under the name "HumaScan Inc." in 1994 to manufacture and market in the United States and Canada a device called the BreastAlert(TM) Differential Temperature Sensor, a non-invasive, easy to use, adjunctive test for use as part of a breast disease monitoring program (the "BreastAlert Device"). We commenced shipments of the BreastAlert(TM) Device in December 1997. In November 1998, we announced that we were in the process of evaluating various strategic alternatives, as we did not have adequate resources for the completion of clinical trials and marketing of the BreastAlert Device. Before the end of 1998, because of the lack of adequate financing, we terminated all employees and suspended all operations, focusing substantially all of our efforts on obtaining new financing and/or restructuring the business. The Board of Directors then entered into consulting agreements with three former key employees to negotiate settlement agreements with Scantek Medical, Inc. ("Scantek") to terminate the license agreement and negotiate settlements with other creditors, and explore the possibilities for restructuring and/or reorganizing the business.

In March 1999, we concluded a settlement agreement with Scantek that terminated the license for the technology used in the BreastAlert Device. We transferred certain assets related to the licensed business to Scantek and we issued additional shares of common stock to Scantek and an affiliated company as consideration for release of all obligations concerning the license agreement and equipment supply agreements. We also received a cash payment from Scantek, which we applied to some of our other outstanding obligations.

On July 16, 1999, we entered into an Agreement and Plan of Reorganization with Daryl J. Kollman and Marta C. Carpenter (formerly known as Marta C. Kollman). The agreement provided for the exchange of all the outstanding shares of NEC and NAC for shares of our common stock and preferred stock that together represented, on August 6, 1999, approximately 92% of our outstanding common stock (including the common stock issuable upon conversion of the preferred stock). We completed the reorganization on August 6, 1999. On August 10, 1999, we changed our name to Cell Tech International Incorporated.

Marta C. Carpenter and Daryl J. Kollman formed Cell Tech, Inc. and NEC in 1982 and 1988, respectively, to develop and distribute products made from a unique natural strain of blue green algae growing in massive quantities in Upper Klamath Lake in southern Oregon - the algae we now call SBGA. In 1990, Ms. Carpenter and Mr. Kollman formed NAC, acquired the assets of Cell Tech, Inc. and began doing business under the trade name Cell Tech. Through 1999, NAC housed the sales organization, and provided the research and development and administrative functions of our business, while NEC handled the harvesting and manufacturing of our products. Beginning in 2000, NAC took over these functions and NEC became inactive.

EXECUTIVE OFFICES

Our principal executive offices are located at 565 Century Court, Klamath Falls, Oregon 97601, and our telephone number at that address is (541) 882-5406. Our internet address is www.celltech.com, however, the information on our website does not constitute part of this Annual Report on Form 10-K/A and is not incorporated herein. You may obtain, free of charge, our annual, quarterly and current reports, and any amendments thereto on the Securities and Exchange Commission's website at www.sec.gov.

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

Due to the greater fragmentation that exists in the international nutritional supplement market compared to the domestic market, industry data is not readily available. However, many of the demographic and other trends and events present in the domestic market are also present in the international market.

GROWTH STRATEGY

In the last several years, widely publicized reports and medical research findings, indicating a correlation between the consumption of nutrients and the reduced incidence of certain diseases, have heightened the public awareness of the positive effects of nutritional supplements on health. The United States government and universities generally have increased sponsorship of research relating to nutritional supplements. For example, Congress has established an Office of Alternative Medicine and an Office of Dietary Supplements within the National Institutes of Health to foster research into alternative medical treatment modalities and the role of dietary supplements in maintaining health and preventing disease, respectively. However, questions about the efficacy and safety of nutritional supplement may have and may continue to affect sales of such supplements. The recent controversies over the efficacy of St. John's Wort and Kava, and the recent concerns about the safety of Ephedra illustrate this point.

However, we believe that the aging of the United States population, together with a corresponding increased focus on preventative health care measures, will continue to result in increased demand for certain nutritional supplement products despite negative publicity of the type described above. The United States Bureau of the Census, projects the 35-and-older age group of consumers, which represents a large majority of the regular users of vitamin and mineral supplements, to grow significantly faster than the general United States population through 2010.

Our growth strategy is to capitalize on the increased interest in nutritional supplements described above by increasing product sales through existing distribution channels in the U.S. and Canada and by expanding into new markets. In particular, we believe that we may realize our growth by achieving the following:

o We will introduce new products complementary to our current product lines. Our product development strategy is to expand our existing product lines to complement our current products. We have introduced five new products; the BG Bar, NaturaLight(TM) (for healthy weight management), ImmuSun(TM) (for immune system support), Contain(TM) (for the relief of occasional heartburn) and OsteoSun(TM) (for healthy bone support) and we are actively working on introducing additional products.

o We intend to introduce alternative distribution channels through infomercials. Our ability to establish distribution through infomercials will be dependent upon our ability to increase our working capital in order to pay for the costs associated with infomercials. Our product distribution strategy is to provide complementary marketing methods for our Distributors (as defined below).

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

o We intend to engage government relations personnel to assist our international expansion. We will engage government relations personnel throughout the world who will take a systematic, proactive approach to working with government and licensing agencies in new markets to ensure that our products and distribution model comply with all local laws and regulations. We will utilize outside market consultants and work with private organizations throughout the world to prepare for introducing our products in diverse markets.

o We intend to seek to enter into agreements and joint ventures with strategic partners. We believe that opportunities exist with various strategic partners that may improve our ability to market and distribute our products, enter into new markets and provide our Distributors with new products that complement our existing product lines.

PRODUCT OVERVIEW

Our product line consists primarily of consumable products that we target to consumers interested in natural alternatives for health and nutrition. In developing our product line, we have emphasized quality, purity, potency, and safety. We offer a line of approximately twenty-two products that we divide into five categories, including Daily Health Maintenance, Digestive Health, Defensive Health, Powdered Drinks and Snacks, and Animal and Plant Food, as further described below the chart.

The following chart lists our products and the categories targeted by each, as of March 31, 2003

                                                  Daily Health   Digestive   Defensive    Powered Drinks   Animal and
                                                   Maintenance     Health      Health       and Snacks     Plant Food
                                                 -------------- ----------- ----------- ----------------- ------------
Super Blue Green(R)Alpha Sun(R)                          x                        X
Super Blue Green(R)Omega Sun(R)                          x                        X
Acidolphilus                                                         x
Bifudus                                                              x
Spectrabiotic(R)                                                     x
Internal Cleansing System                                            x
Super Blue Green(R)Enzyme                                             x
SBG Anytime                                             X            X           X
Super Q10                                               X            x           x
Super Sprouts & Algae                                   X            x           X
Alpha Gold Promoting Physical Well-being                X                        x
Omega Gold Enhancing Mental Well-being                  X                        x
Super Sun Smoothies                                                                             x
Mazama Mix                                                                                      X
Cell Tech Essentials                                    X            X           X
Super Blue Green(R)Animal Food                                                                                   X
NaturaLight(TM)                                         X                        X
OsteoSun(TM)                                                                     X
ImmuSun(TM)                                                                      X
Contain(TM)                                                                      X
BG Bar                                                  X            X           X              X
PLANeT Food(R)                                                                                                  X

DAILY HEALTH MAINTENANCE
o SUPER BLUE GREEN(R) ALPHA SUN(R). Super Blue Green(R)Alpha Sun(R) is whole, complete algae. Because its cell walls contain a high percentage of floridan starch, it provides natural sugars critical to the health and vitality of tissues and cells. Super Blue Green(R) Alpha Sun(R) also contains high concentrations of easily assimilated vital minerals. It is available in capsules and tablets.

o SUPER BLUE GREEN(R) OMEGA SUN(R). Super Blue Green(R) Omega Sun(R) is the heart of the algae with the cell wall carefully removed through a special separation process. This super-concentrated food contains a higher overall amino acid content than Super Blue Green(R) Alpha Sun(R). It is a source of raw materials for building the neuro-peptides associated with brain activity. It is available in capsules and tablets.

o CELL TECH ESSENTIALS. Cell Tech Essentials, named for our most essential products, is a repackaging of such products. It attains a new level of convenience and effectiveness and a new level of value. Each bag contains 30 packets and each packet contains the following capsules: one Super Blue Green(R) Alpha Sun(R), one Super Blue Green(R) Omega Sun(R), one Acidophilus, one Bifidus, and two Super Blue Green(R) Enzymes.

o NATURALIGHT(TM). NaturaLight(TM) is a herbal supplement designed to work with the metabolism to help users reach their weight loss goals. Formulated with enzymes, botanicals, and other complementary ingredients, this product works with user's metabolisms to help them reach their weight loss goals. We believe that consumers can use this herbal supplement exclusively, or use it in concert with any other weight loss program. We believe that, combined with proper diet and exercise, NaturaLight(TM) can help reduce cravings, increase energy, and improve mental clarity and attitude. The goal of this new product is to help the body reduce fat and lose weight while maintaining lean muscle mass. It is available in capsules.

o SBGANYTIME. SBGAnytime supplies Super Blue Green(R) Algae in a convenient chewable form, providing support to body and mind any time. It's designed for people on the go, young (and not-so-young) finicky eaters, and those who have difficulty swallowing capsules and tablets. Each wafer contains a 150 mg mix of Super Blue Green(R) Alpha Sun(R) and Super Blue Green(R) Omega Sun(R) Algae, orange juice, honey, and other natural sweeteners.

o BG BAR. BG Bar is a food bar made with quality organic ingredients, fortified with sprouted grains, greens, and Super Blue Green(R) Algae. It has an almond butter texture with minced almonds on top. We believe that consumers will find it attractive and a useful source of nutrition. Each bar weighs 56 grams.

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

o SUPER BLUE GREEN(R) ENZYMES. Our Super Blue Green(R) Enzymes contains a full range of food enzymes to help break down all types of foods, including fats, carbohydrates, protein and fiber. Super Blue Green(R) Enzymes is micro blended with 25 milligrams of Super Blue Green(R) Alpha Sun(R), adding specific vitamins and minerals many enzymes need for optimum functioning.

o SUPER SPROUTS & ALGAE. Super Sprouts & Algae is a unique product combining the nutritional benefits of three "superfoods" from three natural environments -- land, lake and sea: a super concentration of custom-grown wheat sprouts; Super Blue Green(R) Alpha Sun(R) Algae; and Super Red Beta Algae (Dunaleilla salina), a strain of marine algae. These three superfoods together supply the body with antioxidant nutrition to neutralize the effects of highly unstable, reactive molecules known as free radicals. Two tablets of Super Sprouts & Algae provide over 100% of the RDA for vitamin A. Each tablet contains 540 milligrams of wheat sprouts, 60 milligrams of Super Blue Green(R) Alpha Sun(R) Algae and 25 milligrams of Super Red Beta Algae.
o SUPER Q10. Super Q10 contains Super Blue Green(R) Alpha Sun(R) and a special enzyme enhancer called coenzyme Q10. This nutrient has been shown to be beneficial for functioning of the heart, muscles, and the nervous and immune systems. It is especially important in helping the mitochondria, or powerhouses of cells, to generate energy. Super Q10 is a synergistic combination of pure premium coenzyme Q10 with 85 milligrams of Super Blue Green(R) Alpha Sun(R) Algae and is a way to assist cells in converting nutrients into energy.

DEFENSIVE HEALTH

o ALPHA GOLD PROMOTING PHYSICAL WELL-BEING. Alpha Gold contains a carefully chosen group of ingredients, each with documented health benefits, that works synergistically with Super Blue Green(R) Algae to facilitate overall good health. Alpha Gold contains bee pollen to increase stamina, vitality and athletic performance; noni to help stimulate the immune system; turmeric to help protect against environmental contaminants; and gluten-free sprouted wheat grass juice, which contributes a variety of assimilative enzymes. This product is available in capsules or powder.

o OMEGA GOLD ENHANCING MENTAL WELL-BEING. In addition to the ingredients found in Alpha Gold, Omega Gold also contains ginkgo biloba, which increases circulation to the brain and has effects upon memory, clarity and mental alertness. We add Siberian ginseng to stimulate both mental and physical performance. This product is available in capsules or powder.

o IMMUSUN(TM). A natural part of the human diet for thousands of years, the complex carbohydrate WGP(TM) beta glucan used in ImmuSun(TM) has been shown to fortify the immune system.

o CONTAIN(TM). For occasional heartburn, consumers now have a healthy choice. Contain(TM) is formulated with a superior combination of alginate (from seaweed), Super Blue Green(R) Algae, enzymes, and other soothing natural ingredients.

o OSTEOSUN(TM). A new, natural, unique and scientifically proven non-calcium dietary supplement, formulated to promote bone health.1

POWDERED DRINKS AND SNACKS

o SUPER SUN SMOOTHIES. Super Sun Smoothies are all-vegetable powder shake mixes. We make Super Sun Smoothies with premium ingredients that are dairy free and contain no preservatives, yeast artificial flavorings or colorings. They also provide the "superfood" benefits of 500 milligrams of Super Blue Green(R) Alpha Sun(R) and 500 milligrams of Super Blue Green(R) Omega Sun(R) Algae blended into every scoop.

o MAZAMA MIX. Mazama Mix is a nutrient-rich green drink derived from all-natural whole food sources. It contains minerals and trace minerals that we believe are essential for the proper functioning of the body. We designed this product to help enhance overall health, vitality and energy levels.

_________

1The Food and Drug Administration has not evaluated the statements we make regarding any of our products. We do not intend any of our products to diagnose, treat, cure, or prevent any disease.

ANIMAL AND PLANT FOOD

o SUPER BLUE GREEN(R) ANIMAL FOOD. Super Blue Green(R) Animal Food is a blend of coarse-grade Super Blue Green(R) Alpha Sun(R) and Super Blue Green(R) Omega Sun(R) Algae, providing the fundamental building blocks for strengthening the immune system of animals. The broad spectrum of organic minerals, vitamins, amino acids, enzymes and the supply of beta carotene and chlorophyll found in Super Blue Green(R) Algae is readily absorbed by animals. Super Blue Green(R) Animal Food is sprinkled over the pets' food.

o PLANeT FOOD(R). We designed PLANeT FOOD(R) to add trace minerals and other components to soils. It is a mixture of volcanic rock dust from Colorado and algae from Klamath Lake for use on potted plants, lawns, gardens, and trees and for composting.

DISTRIBUTORS AND OUR NETWORK MARKETING SYSTEM

We distribute our products through a network marketing system of Distributors. Distributors are independent contractors who purchase products directly from us for resale to retail consumers. Distributors may elect to work on a full-time or a part-time basis. We believe that our network marketing system is well suited to marketing our nutritional supplements and other products because ongoing personal contact between retail consumers and Distributors, most of whom use our products, strengthen sales of such products. Currently, we have Distributors in all fifty states, the District of Columbia, Guam, Puerto Rico, American Samoa, Virgin Islands and Canada.

Each Distributor has the opportunity to sponsor additional Distributors, which can enhance the original Distributor's income, as described below. Each new sponsored Distributor, as well as his or her own "downline" groups, becomes a member of the Distributor's network or "downline."

COMMISSION SYSTEM

We currently offer two categories of membership. We call the first category a "Distributor" and the other a "Preferred Customer." Distributors are interested in receiving commissions for their own purchases as well as for purchases made by members enrolled in their "downline." A Preferred Customer is a customer who is interested in consuming our products, but is not interested in the business opportunity we offer to our Distributors. Many Preferred Customers eventually become Distributors. Both categories of membership purchase our products at wholesale prices.

We compensate our Distributors through a Distributor commission system that encourages both retail selling and sales organization management. Distributors may derive income from several sources. First, Distributors may receive revenues by purchasing our products at wholesale prices and selling them to customers at retail prices. Second, Distributors earn the right to receive bonuses (commissions) based upon purchases by members of their "downline" or sales marketing organization. Each new Distributor that a Distributor sponsors becomes a member of his selling organization or "downline." We refer to the Distributors that a Distributor directly sponsors as his "first generation" or "first level."

In June 2002, we revised our commission system to better suit our long-term growth objectives of attracting new Distributors and appropriately rewarding the Distributors that work to increase their business with us. Our goal was to redistribute our commission expense to those Distributors who demonstrate to us that they are actively contributing to our growth. We believe we have designed a commission system that is suited to achieve these goals as is demonstrated by the decrease in commission expense from 47.8% of revenue in 2001 to 44.6% of revenue in 2002. The changes to our system that took effect in June 2002, are as follows:

o We reduced the personal volume percentage paid to Members to 5% from 10%. This change did not affect titles above Member. Once a Member reaches the title of Representative, the commission on personal volume is 15% and 5% on any volume of Members in the Representative's network.

     o We reduced generation 4, 5, and 6 payout percentages to 3%, 2%, and 1% from 4%, 3%, and 2%, respectively. We did not affect the titles of Amethyst, Ruby and Sapphire by this change.

The first level is "Member" and the highest level is "Executive." Distributors may attain "Member" status by purchasing any product from us. There are two intermediary levels between Member and Executive: Representative and Leader. A Distributor achieves higher levels in the bonus structure primarily through increased purchases by Distributors sponsored directly by them (their first level) and in their personal group. The requirements for a Distributor to reach the first "Executive" level are monthly personal purchases of at least $100 and monthly group volume of $500. For each "Executive" level attained thereafter, the Distributor must maintain monthly personal purchases of at least $100 and monthly group volume of at least $500. The program is such that each month a Distributor must qualify at that level for us to pay at that level. The advantage to this is that the Distributors must remain active in purchasing and sponsoring to retain their bonuses, but if they do not qualify in a certain month, we only reduce their income that one month.

The Distributor commission system includes three kinds of bonuses, as described below:

o STANDARD BONUS. The standard bonus is available to any Distributor who has an "active" status with us. Distributors may attain the title of "Assistant Leader" by purchasing a minimum of $50 of products in a month. We base the percentages used to determine the bonus and the number of levels in the organization the Distributor receives bonuses upon on the individual's title with us. The standard bonus grants rebates to the Distributor as he consumes and sells our products to others.

o EXECUTIVE GENERATION BONUS. A second form of bonus is available to those who have Executives in their downline. Based on the number of "Executives" they have at each level, and assuming certain minimum personal purchases each month, Distributors receive a percentage of such Executives' standard bonus as an additional bonus.

o BLUE-GREEN DIAMOND BONUS. Finally, those Executives attaining the highest levels in our structure are eligible to receive an additional bonus called the "Blue-Green Diamond Bonus" which is a percentage of the gross commissionable sales volume for the year.

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

TRAINING

We support opportunity meetings in various key cities and participate in motivational and training events in various market areas, designed to inform prospective and existing Distributors about our product line and selling techniques. Distributors give presentations relating to their experiences with our products and the methods by which they have developed their own organization of Distributors. We offer motivation to participants in the form of recognition, promotions, excursions and tours, which we intend to foster an atmosphere of excitement throughout the Distributor organization. Prospective Distributors are educated about the structure, dynamics and benefits of our network marketing system.

We continually develop marketing strategies and programs to motivate Distributors. We design these programs to increase Distributors' monthly product sales and the recruiting of new Distributors.

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

RESEARCH AND DEVELOPMENT

We spent approximately $193,310 on research and development in 2002, $190,884 in 2001 and $456,098 in 2000. We continually seek to identify, develop and introduce innovative, effective and safe products. We have introduced sixteen new products since 1997. Management believes that our ability to introduce new products increases our Distributors' product visibility and competitiveness in the marketplace. We also continuously evaluate "existing" products for viability and it is our policy to discontinue products that are not selling satisfactorily.

We derive new product ideas from a number of sources, including trade publications, scientific and health journals, management, independent consultants, and our sponsored university research projects. We maintain our own quality assurance/quality control staff, consisting of two full time employees as of March 31, 2002 and December 31, 2001, but rely upon independent research, consultants and others for ingredient research, development and formulation services. When we identify a new product concept or when we must reformulate an existing product for introduction into a new or existing market, we generally submit the new product concept or reformulation to our suppliers for technological development and implementation. In addition, prior to introducing products into our markets, our scientific consultants, legal counsel and other representatives investigate product formulation matters as they relate to regulatory compliance and other issues.

In 2002, we began formulating and testing three new products, ImmuSun(TM), Contain(TM) and OsteoSun(TM), designed to compliment our existing product line and began selling them to our Distributors in June 2002, October 2002 and February 2003, respectively.

IMMUSUN(TM). ImmuSun(TM), an all-natural supplement, contains the active ingredient WGP(TM) beta glucan, a patented form of the complex carbohydrate beta glucan, which is found in the cell walls of baker's yeast (Saccharomyces cerevisiae). Scientists discovered the immune-boosting properties of beta glucan in the 1960s. Since then, they have documented its potential as an immunity booster in numerous studies conducted at such prestigious research institutions as Massachusetts Institute of Technology, Harvard University, and Johns Hopkins University.

These studies have proven WGP(TM) beta glucan's ability to activate macrophages, a type of white blood cell that is the body's first line of defense. Macrophages circulate throughout the body engulfing and digesting foreign antigens, thus triggering a cascading effect that mobilizes the body's arsenal of defenses. The result is a stronger immune system.

CONTAIN(TM). Contain(TM)'s orange-flavored chewable tablets are made with a superior combination of alginate (from seaweed), Super Blue Green(R) Algae, enzymes, and other soothing natural ingredients that join forces to help "contain" stomach acid. Upon contact with gastric juices, the proprietary blend of plant extracts and other natural ingredients creates a temporary gel barrier that helps keep gastric contents from seeping into the esophagus. Meanwhile, the enzymes in the formulation work in the stomach to aid in the efficient breakdown of food, helping to minimize occasional indigestion at the outset.

Contain(TM) differs from similar products on the market because it is formulated with enzymes to help reduce indigestion and also Contain(TM) includes Super Blue Green(R) Omega Sun(R) algae for added nutritional value. Contain(TM) acts only mildly to neutralize stomach acid--rather, it relieves symptoms of occasional heartburn naturally, by forming a protective buffer to help keep stomach acid where it belongs. Contain(TM) offers an ideal combination of beneficial ingredients that can help alleviate the stressful effects of occasional heartburn.

OSTEOSUN(TM). Calcium alone is often not enough to maintain bone health. Studies have shown that OsteoSun(TM) can significantly increase bone mineral density. OsteoSun(TM)'s ingredients include a patented formulation of red yeast rice, a natural food product that - in this formulation only - the International Bone Laboratories have certified as "bone active." This is the only certified formulation of this natural product for bone health.

OsteoSun(TM) also contains Super Blue Green(R) Omega Sun(R) algae, which, in addition to all its other benefits, aids the assimilation of red yeast rice and other helpful nutrients.

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

In 2001, for the first time ever, we began harvesting on Upper Klamath Lake by the use of a unique (patent pending) on-lake harvester. Because of this method of harvesting, we can gather Aphanizomenon flos-aquae directly from the lake. This development of our harvesting techniques made harvesting possible in a drought year when the availability of water in the canals was nonexistent or questionable, because of the nationally reported water crisis in the Klamath Basin. We believe that harvesting directly from Upper Klamath Lake is both cost-effective and provides us with excellent yields, utilizing the new harvester that we conceived, designed and built. We have applied for a design patent on our harvester, as we believe that the technology utilized with this new harvest system is effective, special and unique.

Processing of SBGA is a complex process including the following:

     o SCREENING. We filter fresh algae out of the water with fine mesh screens.

     o PRIMARY SEPARATION. Primary separators remove everything suspended in the lake water, which concentrates the algae by removing virtually all extracellular water.

     o FREEZING. We quickly freeze the algae, converting it into slabs at a temperature of -30(Degree) Fahrenheit.

     o DRYING. We gently remove all cellular water in a low temperature environment, converting the algae into a dry, stable medium that retains vital nutrients.

     o POWDERING AND BOTTLING. We sift and grind the algae to a fine powder, which we can encapsulate or tabletize and seal to retain freshness and viability.

In years when there has been no harvest, we rely on our inventory of frozen and freeze-dried SBGA. As of December 31, 2002, we had 900,157 pounds of frozen algae inventory for use in capsules and tablets and 1,660,511 pounds of frozen algae for use with vendor products. We had not harvested algae since 1998 due to excess inventory in relation to sales; however, in July 2001, we commenced harvesting SBGA and in 2002, we expanded our harvesting capacity ten-fold. We believe that our present rate of inventory consumption only partially reflects the demand that we anticipate as we implement our growth strategy. Although the availability of new algae that we may harvest from Upper Klamath Lake may change from year to year, we believe that our existing inventory is adequate for several years.

From time to time, a toxic species of algae called Microcystis aeruginosa blooms in Upper Klamath Lake and can contaminate a portion of our harvest of SBGA with microcystin, a toxin. We have worked with state and federal agencies to establish prudent safety precautions, and test each batch of algae we harvest for microcystin levels before releasing it for production. We believe our harvest methods help us to minimize the amount of Microcystis aeruginosa in the harvested material, thus increasing the total amount of algae that we can release for production.

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

TRADEMARKS AND SERVICE MARKS

We package most products under our "private label." At December 31, 2002, we have six trademarks registered with the United States Patent and Trademark Office and one trademark application pending, and three trademarks registered and one application pending with the Canadian Intellectual Property Office of Trade Marks. In addition, we have registered trademarks in eleven foreign countries (and one application pending in a twelfth) for the mark "PLANeT Food." While we believe customer identification with our name and brand is important, we feel that our primary competitive edge arises from our Distributor network and our strategic location, which allows us to process algae immediately after its harvest, and not from any proprietary technology.

We do not have a registered trademark for the name "Cell Tech." As of the date of this Annual Report on Form 10-K/A, no other person has claimed infringement based on our use of the name "Cell Tech," but there can be no assurance that it would not make such a claim in the future. A British company in a different business than ours has a United States trademark registration for the name "Cell Tech" and it has not objected to our use of the name.

COMPETITION

The nutritional supplements industry is large and intensely competitive. We compete with other companies that manufacture and market retail nutritional products to health-conscious consumers, including General Nutrition Companies, Inc., Solgar Vitamin and Herb Company, Inc., Twinlab Corporation and Weider Nutrition International, Inc. Many of our competitors in this market have longer operating histories, greater name recognition and financial resources than us.

In addition, consumers can purchase nutritional supplements in a wide variety of distribution channels. While we believe that many consumers appreciate the convenience of ordering products from home through a sales person, the buying habits of many consumers accustomed to purchasing products through traditional retail channels are difficult to change. We offered our products, on a limited test basis, via infomercials in May 2001 and suspended them in July 2001 due to a lack of financial resources. We intend to resume airing infomercials when we have adequate financial resources. Our product offerings in each product category are also relatively small compared to the wide variety of products offered by many other nutritional product companies.

Several companies harvest algae from the Upper Klamath Lake. However, we are the largest harvester and the supply of algae is substantially more than the total amount harvested by all companies. We also have access to Upper Klamath Lake that is in close proximity to our freezer facility.

We also compete in the nutritional supplements market and for new Distributors with other retail, multi-level marketing and direct selling companies in the nutritional supplements industry by emphasizing the proprietary nature, value, and the quality of our products and the convenience of our distribution system. We also compete with other direct selling organizations, many of which have longer operating histories and greater name recognition and financial resources than us. They include Amway Corporation, Nu Skin Enterprises, Inc., Body Wise International, Inc., Herbalife International, Inc., Mannatech Incorporated, Rexall Showcase International, and Forever Living Products, Inc. We compete for new Distributors based on our compensation plan and our proprietary and quality products. We believe that many more direct selling organizations will enter the market place as this channel of distribution expands over the next several years. We also compete for the commitment of our Distributors. Given that the pool of individuals interested in direct selling tends to be limited in each market, the potential pool of Distributors for our products is reduced to the extent other network marketing companies successfully recruit these individuals into their businesses.

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

PRODUCT REGULATION

Several governmental agencies regulate certain aspects of our products, including formulation, manufacturing, packaging, storing, labeling, advertising, distribution, and sales. These agencies include the Food and Drug Administration ("FDA"), the Federal Trade Commission ("FTC"), the Consumer Products Safety Commission, the Department of Agriculture, the Environmental Protection Agency, and the Postal Service. In addition, various state and local agencies can regulate us in areas where we manufacture, distribute and sell our products.

The FDA regulates the formulation, manufacture, packaging, storage, labeling, promotion, distribution, and sale of foods, dietary supplements, and over-the-counter drugs, including those we distribute. With respect to the preparation, packaging and storage of our supplements, FDA regulations require that our suppliers and we meet relevant good manufacturing practice regulations.

The Dietary Supplement Health and Education Act of 1994 ("DSHEA") revised certain provisions of the Federal Food, Drug and Cosmetic Act ("FFDCA") concerning the composition and labeling of dietary supplements. We believe that DSHEA is generally favorable to the dietary supplement industry. The legislation creates a new statutory class of "dietary supplements," which includes vitamins, minerals, herbs, and amino acids. DSHEA applies with certain limitations to dietary ingredients that were on the market before October 15, 1994. With respect to dietary supplements that contain dietary ingredients not on the market before October 15, 1994, DSHEA requires further evidence. This evidence must show that the supplement contains only those ingredients that have been in the food supply or other evidence of use or safety. Manufacturers of dietary supplements must make a "statement of nutritional support," which is a statement describing certain types of product performance characteristics. In making such a statement, we must have substantiation that the statement is truthful and not misleading and must make a disclaimer within the statement. Finally, we must notify the FDA of the statement no later than 30 days after we make it.

In January 2000, the FDA published a final rule that defines the types of statements companies can make concerning the effect of a dietary supplement on the structure or function of the body pursuant to the DSHEA. Under the DSHEA, dietary supplement labeling may bear "structure/function" claims, which are claims that the products affect the structure or function of the body, without prior FDA review. Without prior FDA review, a product may not bear a claim that it can prevent, treat, cure, mitigate or diagnose disease (a disease claim). The new final rule describes how the FDA will distinguish disease claims from structure/function claims. In February 2001, the FDA issued a notice requesting comments on the types of information that should be included in guidance on applying the regulations on statements made for dietary supplements concerning the effect of a dietary supplement on the structure or function of the body. To date, the FDA has not issued a guidance document, and we have continued our ongoing efforts to ensure that our dietary supplement product labeling complies with the requirements of the "Structure/Function" final rule, which became effective in February of 2000.

FFDCA classifies the majority of our products as "dietary supplements." The FDA issued regulations governing the labeling and marketing of dietary supplement products in September 1997. These regulations covered several issues. First, they covered the identification of dietary supplements, as well as their nutrition and ingredient labeling. Second, they covered the use of terminology for nutrient content claims, health content claims, and statements of nutritional support. Third, they covered the labeling requirements for dietary supplements that claim to be "high potency" and "antioxidant." Fourth, they covered notification procedures for statements on dietary supplements. Finally, the regulations covered the pre-market notification procedures for new dietary ingredients in dietary supplements. The notification procedures became effective in October 1997. The labeling requirements became effective in March 1999 and we revised our product labels to reflect the new requirements. We continue to secure substantiation of our product performance claims and to notify the FDA of certain types of performance claims made for our products. Our substantiation program involves compiling and reviewing scientific literature, including our own university research that is pertinent to the ingredients contained in our products.

Dietary supplements are subject to the Nutrition, Labeling and Education Act ("NLEA"), as well as the associated regulations. These regulate health claims, ingredient labeling, and nutrient content claims, which characterize the level of a nutrient in the product. NLEA prohibits the use of any health claim for dietary supplements unless significant scientific agreement supports the claim and the FDA pre-approves it.

STATE REGULATION

As a result of certain conditions, a toxic strain of algae called Microcystis aeruginosa occasionally blooms in Klamath Lake and can contaminate a portion of our harvest of blue-green algae with microcystin, a toxin. In 1994, we began to test the algae harvested at this facility for possible contamination. We have regularly measured, at various levels, the existence of Microcystis aeruginosa. In the absence of established regulatory criteria for determining an acceptable level of microcystin (the actual toxin), we sponsored an assessment of risk and set our own standards for determining whether a particular batch of algae is acceptable for human consumption. Algae that does not meet our standards and that we cannot use in alternative non-human consumable products is isolated and not used in production.

On October 23, 1997, the Oregon Department of Agriculture issued an Administrative Rule on the sale of blue-green algae, which stated, "the agency has decided to adopt the 1 microgram per gram (1 ppm) level of microcystin in blue-green algae." This ruling may have an impact on our ability to process and distribute the raw algae harvested and finished goods produced. Such ruling may also decrease the amount of salable inventory and therefore, may have an adverse impact on our ability to realize the carrying value of our inventories. We have recognized that an impairment of our inventory may exist and therefore have recorded our best estimate of the effect by establishing a reserve for $4,000,000 at December 31, 2002, for the possible effects of inventories, which may become unsaleable under this Rule. The Oregon Department of Agriculture has taken no regulatory actions against our products under this Rule to date.

FOREIGN MARKETS

In Canada, both national and provincial law regulates our network marketing system. Under Canada's Federal Competition Act, we must make sure that any representations relating to Distributor compensation made to prospective distributors constitute fair, reasonable and timely disclosure and that it meets other legal requirements of the Federal Competition Act. After a review of our revised compensation plan, we will submit it to the appropriate Canadian authorities. All Canadian provinces and territories, other than Ontario have legislation requiring that we register, or become licensed as a direct seller, within that province. They design the licensing to maintain the standards of the direct selling industry and to protect the consumer. Some provinces require licenses for both our Distributors and us. We are in the process of obtaining all of the required provincial or territorial direct sellers' licenses.

In 1999, Health Canada issued a warning about the safety of blue green algae products due to concerns about microcystin. While we believe our products are safe and comply with Canadian rules, the adverse publicity from the Health Canada warning adversely affected our sales in Canada. Such warning may occur in the future and could have an adverse affect on our business.

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

The FTC similarly requires the substantiation of any claims. The FTC exercises jurisdiction over the marketing practices and advertising of all our products. In years past, the FTC has instituted enforcement actions against several dietary supplement companies for false and misleading marketing practices. This has resulted in consent decrees and monetary payments by the companies involved. We have not been the subject of FTC enforcement action with respect to our advertising. However, there is no assurance that the FTC will not subject us to inquiry in the future.

Through our manuals, seminars and other training materials and programs, we attempt to educate our Distributors as to the scope of permissible and impermissible activities in each market. We also investigate allegations of Distributor misconduct. However, our Distributors generally are independent contractors, and we are unable to monitor directly all of their activities. Consequently, we cannot be sure that our Distributors comply with applicable regulations. Misconduct by Distributors could have a material adverse effect on us in a particular market or in general.

We are unable to predict the nature of any future laws, regulations, interpretations or applications, nor can we predict what effect additional governmental regulations or administrative orders, when and if promulgated, would have on our business in the future. However, they could require: (1) the reformulation of some products we may not able to reformulate; (2) imposition of additional record keeping requirements; (3) expanded documentation of the properties of some products; (4) expanded or different labeling; and (5) additional scientific substantiation regarding product ingredients, safety or usefulness.

NETWORK MARKETING SYSTEM REGULATION

Our Distributor commission system constitutes a network marketing system. A number of federal and state statutes and regulations apply to this system, including those administered by the FTC. The legal requirements that apply to network marketing organizations ensure the ultimate sale of products to consumers. Further, they ensure that advancement within the organizations be based on the sales of products, rather than from the recruitment of additional Distributors, investment in the organization, or non-retail sale criteria. Where required by law, we must obtain regulatory approval of our network marketing system. If such approval is not required, the favorable opinion of local counsel will suffice. Finally, in addition to these regulations, the FTC regulates trade practices related to network marketing systems.

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

INDUSTRY SEGMENTS AND EXPORT SALES

We have no assets outside of the United States. Our business consists of one industry segment and we group it into two geographic areas: United States and Canada. The following table (dollars in thousands), summarizes the product sales revenues from customers in each of the two geographic regions:

(DOLLARS IN THOUSANDS)                        2001                      2001                      2000
                                              ----                      ----                      ----

United States                           $26,696        94.3%      $28,310        94.3%      $36,796        94.4%
Canada                                   $1,498         5.7%       $1,702         5.7%       $2,181         5.6%
                                         ------         ----       ------         ----       ------         ----
Total                                   $26,194       100.0%      $30.012       100.0%      $38,977       100.0%
                                        =======       ======      =======       ======      =======       ======


We believe that our profit margin on export sales is not significantly different from that realized on sales in the United States. We consummate all foreign product sales transactions in U.S. dollars.

ITEM 2.  PROPERTIES.

Currently, our headquarters and all of our operating facilities are located in Klamath Falls, Oregon. We lease approximately 250,000 square feet of office, processing, freezer and storage space directly from our principal stockholders or their affiliates. Most of these leases are year-to-year, although we do rent some space on a month-to-month basis and one lease will expire in 2005. We believe that we lease the space from our shareholders and their affiliate at below or at fair market rates. We also lease an additional 21 acres from an independent third party, on which we have built our algae processing and storage facility. Our lease with the independent third party will terminate in 2020, at which time we have the option to renew for an additional 25 years. At the termination of such lease, ownership of the facility will revert to the lessor.

We believe that the above-described properties will provide sufficient space to meet our currently planned future needs and that comparable space is readily available to meet any unforeseen circumstances.

ITEM 3.  LEGAL PROCEEDINGS.

On February 6, 1998, Oregon Freeze Dry, Inc., a vendor, filed a complaint against us alleging that we wrongfully terminated a contract with it. On December 20, 2002, the parties signed a settlement agreement and they dismissed the lawsuit. The parties agreed that we will pay $1,885,917 to it. Payments are to be $50,000 per month. No interest will accrue to this note as long as we are timely in the note payments. $1,478,275 is included in notes payable at December 31, 2002. As of December 31, 2002, we are current on the payment obligations to them. Additionally, we are obligated to use them for all of our freeze-drying needs. If we chooses to use a bulk drying method other than freeze-drying, then we will pay a fee of 25 cents per pound to them for a period of up to 10 years, but not to exceed $2,500,000 for algae dried using such alternative method.

On January 16, 2001, we filed an action against Glenn Foods in the Circuit Court of Klamath County alleging, among other things, that Glenn Foods breached an agreement with us for the manufacture of our SBG Square Meal Bars and BG Bites by failing to produce our products according to our specifications, refusing to turn over our formula, and failing to refund our money. We are seeking monetary damages of approximately $226,345 for all causes specified in our complaint. The matter is presently in the discovery phase and the court has not set a trial date.

In October of 2001, Teachers for Truth in Advertising filed an action in the Superior Court of Tulare County, California alleging that we, erroneously sued as Cell Tech Products, Inc., engaged in unfair business practices and misleading advertising. In January 2003, the Superior Court of Tulare County issued a tentative decision stating that Teachers for Truth in Advertising was entitled to an injunction prohibiting us from making deceptive representations in its advertising or literature disseminated in California and ordering us to refund the purchase price paid by California customers for our algae products from the date four years prior to the filing of the action through the trial date in November of 2002. In response to the tentative decision, our previous counsel filed a Request for Statement of Decision on January 23, 2003. On February 20, 2003, the Superior Court issued its final decision, which essentially affirms the tentative decision. Plaintiff has submitted a proposed judgment to the court consistent with the tentative and final decisions. The parties agreed to mediate this matter on May 9, 2003, before a retired Orange County, California Superior Court judge, reached a confidential settlement, and have agreed to submit the proposed confidential settlement to the Court for approval within 60 days. The parties have filed a motion with the Court to approve the terms of the confidential settlement, vacate the judgment and seal portions of the Court's file. Should the Court fail to approve the terms of the confidential settlement, and upon notice of entry of judgment, we intend to file post-judgment motions to vacate the judgment and for new trial. Should the court deny those motions, we intend to file an appeal. If we are required to make the refund to California customers, in accordance with the final decision, it will be in an amount that would have a material adverse impact on our business and financial position.

On January 28, 2002, we terminated our lease between NAC and Klamath Cold Storage, Inc., a corporation owned by our principal stockholders, Daryl Kollman and Marta C. Carpenter. On February 19, 2002, Mr. Kollman, on behalf of himself and as an officer of Klamath Cold Storage, Inc., filed two separate Notice of Claim of Lien upon Chattels (the "Possessory Liens") against us and our wholly owned subsidiary, NAC and/or NEC, in the County of Klamath, State of Oregon, claiming a lien upon us and our wholly owned subsidiaries by alleging among other things, that we owe him and Ms. Carpenter approximately $508,246 in past due rent and that we owe Klamath Cold Storage, Inc. approximately $576,232 in past due rent for our use of certain real property owned by him and Ms. Carpenter, our President and Chief Executive Officer, and Klamath Cold Storage, Inc. Through the possessory liens, Mr. Kollman is claiming that we are not entitled to remove any of our property from the premises and that the properties will be subject to foreclosure proceedings. We do not believe that Mr. Kollman will prevail in this matter and we have retained legal counsel to represent us.

On March 27, 2002, the Nature Conservancy filed an action against us in the Circuit Court for the State of Oregon for Klamath County, alleging, among other things, that our wholly owned subsidiary, The New Earth Company (which is now inactive), was in default on a promissory note and a trust deed. The Nature Conservancy was seeking $375,000, the principal amount due under the promissory note, plus interest and certain leasehold rights. We have previously recorded the net present value of the promissory note, which has a balance of $313,790 and has been included in the current portion of long-term debt in the December 31, 2002 consolidated balance sheet. The parties signed a settlement agreement and the court dismissed the action in January 2003. The net effect of this will be to increase net income during the first quarter of 2003 by $161,956.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS.

None.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

PRICE RANGE OF COMMON STOCK

On August 14, 1996, HumaScan completed its initial public offering and our common stock began trading on the NASDAQ Small Cap Market under the symbol "HMSC." Prior to the IPO there was no established public trading market for our common stock. On March 4, 1999, the NASDAQ Small Cap Market delisted our common stock and it commenced trading on the OTC Bulletin Board. On August 10, 1999, as part of our reorganization, we executed a 1 for 10.8520933 reverse stock split and changed our name to Cell Tech International Incorporated, trading symbol "EFLI." On July 24, 2000, the NASD suspended trading in our common stock on the OTC Bulletin Board because our 1934 Act filings were past due and the National Quotation Bureau's Pink Sheets subsequently quoted our common stock. The following table lists the bid prices at the end of each period obtained from the National Quotation Bureau's Pink Sheet service and is adjusted for subsequent stock dividends and stock splits. Prices do not include retail mark-ups, mark-downs or commissions and may not represent actual transactions. Trading in our common stock is limited and sporadic and you should not deem such quotations to constitute an established public trading market.

                                   HIGH BID PRICE            LOW BID PRICE
                                   FOR PERIOD ($)           FOR PERIOD ($)
                                 --------------------      ------------------
2002
First Quarter................            .40                      .20
Second Quarter...............            .45                      .20
Third Quarter ...............            .52                      .17
Fourth Quarter...............            .50                      .20
2001
First Quarter................            .30                      .13
Second Quarter...............            .65                      .14
Third Quarter ...............            .68                      .20
Fourth Quarter...............            .52                      .14

At July 31, 2003, 13,974,087 shares of our common stock were issued and outstanding and approximately 141 stockholders of record held our stock.

DIVIDENDS

In 1999, before our reorganization, we distributed certain real estate valued at $1,050,000 to Marta C. Carpenter and Daryl J. Kollman, and paid previously declared dividends of $7.6 million to Ms. Carpenter and Mr. Kollman. We do not plan to pay dividends on our common stock in the foreseeable future. The payment of dividends in the future will depend on the evaluation by our Board of Directors of such factors, as it deems relevant at the time and restrictions imposed by the terms of our debt obligations, if any. Currently, the Board of Directors believes that we should retain all of our earnings, if any, for the development of our business.

RECENT SALES OF UNREGISTERED SECURITIES

On October 19, 1999, we sold 1,157,895 shares of our common stock and warrants to purchase 1,157,895 shares of our common stock in a private placement to Zubair Kazi for $1,515,625, net of fundraising costs of $134,375. In connection with this transaction, we also issued warrants to purchase 150,000 and 100,000 shares of our common stock to Pacific Basin Capital and Richard Wade, respectively. Each warrant has a 5-year term and an exercise price of $1.425 per share. We also issued 50,000 shares of our common stock, at fair market value that amounted to $134,375, to Pacific Basin Capital for its services. The transaction above involved an investment by one person who is an accredited investor, as defined by Regulation D of the Securities Act of 1933, as amended, and did not involve a general solicitation. We effected the above transaction pursuant to Section 4(2) of the Securities Act of 1933, as amended.

We are obligated to issue to Mr. Kazi additional Purchased Securities, as penalties and interest, for any delay in filing our next registration statement beyond 120 days after October 19, 1999. As of June 30, 2003, we had not filed a registration statement and consequently, Mr. Kazi was entitled to an additional 3,333,192 penalty shares of common stock and warrants. During the second quarter of 2003, we issued to Mr. Kazi 3,333,192 shares of common stock and we converted the accrued liability of $624,860 to equity. Warrants to purchase an additional 3,333,192 shares of common stock are also due to Mr. Kazi and have not yet been issued .During the second quarter of 2003, an additional liability was recognized under the agreement in the amount of $22,974 related to the issuance of these shares and warrants, based on the fair value of the securities and has been accounted for in our second quarter financial statements. We have accrued and will continue to accrue additional penalties until the shares are registered. The additional expense for the three months ended June 30, 2003, was $22,974 and 222,092 shares and 222,092 warrants are issuable to Mr. Kazi.

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

EQUITY COMPENSATION PLANS

Below represents information concerning our equity compensation plans as of December 31, 2002:

                                                       (A)                   (B)                     (C)
                                             -----------------------  ---------------------  ---------------------
                                                                                             NUMBER OF SECURITIES
                                                                                             AVAILABLE FOR FUTURE
                                             NUMBER OF SECURITIES TO    WEIGHTED-AVERAGE     ISSUANCE UNDER EQUITY
                                             BE ISSUED UPON EXERCISE    EXERCISE PRICE OF     COMPENSATION PLANS
                                             OF OUTSTANDING OPTIONS,  OUTSTANDING OPTIONS,   (EXCLUDING SECURITIES
                                               WARRANTS AND RIGHTS    WARRANTS AND RIGHTS    REFLECTED IN COLUMN (a))

                                             ----------------------- ---------------------   ---------------------

Equity Compensation Plans
   Approved by Shareholders.............               25,802          $3.05 - $142.49            38,702
Equity Compensation Plans Not
   Approved by Shareholders.............              135,000           $0.15 - $0.50             565,000
                                                      -------                                     -------
Total...................................              160,802                                     603,702
                                                      =======                                     =======

ITEM 6.  SELECTED FINANCIAL DATA.

We have derived the selected financial data as of and for the five years ended
December 31, 2002 from our audited consolidated financial statements and related notes. You should read the selected financial and operating data in conjunction with Management's Discussion and Analysis of Results of Operations and Financial
Condition and the consolidated financial statements and related notes.

                                                                            Years ended December 31,
                                               ------------- ------------ ------------- ----------- ------------
                                                   2002         2001          2000         1999        1998
                                                   ----         ----          ----         ----        ----
($ in thousands, except per share data)
RESULTS OF OPERATIONS
Revenue                                             $26,194      $30,012       $38,977     $54,488      $74,071
Gross Profit                                         16,731       20,488        27,488      39,739       54,581
Gross Profit after Commissions                        5,040        6,146         9,855      15,306       21,026
Operating Income (Loss) from Operations             (3,518)      (5,000)       (2,436)     (4,439)        1,670
Net Income (Loss) before Taxes                      (3,497)      (5,015)       (2,784)     (4,141)        2,296
Net Income (Loss)                                   (3,497)      (5,015)       (2,784)     (4,141)        2,296
Net Income (Loss) per common share
   Basic                                             (0.27)       (0.47)        (0.26)      (0.45)         0.26
   Diluted                                           (0.27)       (0.47)        (0.26)      (0.45)         0.26
Weighted Average Shares Outstanding
   Basic                                         12,864,643   10,640,895    10,640,895   9,280,431    8,683,000
   Diluted                                       12,864,643   10,640,895    10,640,895   9,280,431    8,683,000
   Cash dividend per common share                      0.00         0.00          0.00     0.82(1)         0.00
SELECTED BALANCE SHEET DATA
Cash & Cash Equivalents                                   -            -             -           -        1,502
Current Assets                                        3,259        2,788         3,881       5,505       19,961
Total Assets                                         15,814       19,975        27,250      41,099       46,224
Current Liabilities                                   7,542        9,225        11,223       8,577       12,526
Total Liabilities                                     8,561        9,225        11,485      14,266        9,376
Shareholders' Equity                                  7,252       10,750        15,765      18,549       31,723
-------------------------
(1)  In 1999, before our reorganization,  we paid a previously declared dividend
     of  $7.6  million  to  Marta  C.  Carpenter  and  Daryl  J.  Kollman.   See
     "Dividends."


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

Our forward-looking statements are subject to certain risks, trends, and uncertainties that could cause actual results to vary materially from anticipated results, including, without limitation, market acceptance of our marketing and merchandising concepts, changes in political and general market conditions, demand for and market acceptance of new and existing products, availability and development of new products, increased competition, our failure to attain satisfactory outside financing and adverse weather conditions at Upper Klamath Lake. We discuss these factors in further detail below under "Risks and Uncertainties." Should any one or more of these risks or uncertainties materialize, or should any underlying assumptions prove incorrect, actual results may vary materially from those discussed herein as expected, believed, estimated, intended or anticipated. We undertake no obligation to revise or publicly release the results of any revisions to these forward-looking statements.

CRITICAL ACCOUNTING POLICIES

We have identified the policies below as critical to our business operations and the understanding of our results of operations. The impact and any associated risks related to these policies on our business operations is discussed throughout management's Discussion and Analysis of Financial Condition and Results of Operations where such policies affect our reported and expected financial results. For a detailed discussion on the application of these and other accounting policies, see Note 1 in the Notes to the Consolidated Financial Statements in Item 15 of this Annual Report on Form 10-K/A, beginning on page F-8. Note that our preparation of this Annual Report on Form 10-K/A requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements, and the reported amounts of revenue and expenses during the reporting period. There can be no assurance that actual results will not differ from those estimates.

 - IMPAIRMENTS OF LONG-LIVED ASSETS

We record impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows we estimate to generate by those assets are less than the carrying amount of those items. We base our cash flow estimates on historical results adjusted to reflect our best estimate of future market and operating conditions. We reduce the net carrying value of assets not recoverable to fair value. Our estimates of fair value represent our best estimate based on industry trends and reference to market rates and transactions.

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

 - SALES INCENTIVES

In November 2001, the Emerging Issues Task Force ("EITF") issued EITF Issue No. 01-09, "Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor's Products," which addresses the accounting for consideration given by a vendor to a customer or a reseller of the vendor's products. In April 2001, the EITF reached a consensus on EITF Issue No. 00-25, "Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor's Products," which provides guidance on the income statement classification of consideration from a vendor to a reseller in connection with the reseller's purchase of the vendor's products or to promote sales of the vendor's products. We pay commissions to our distributors as compensation for sales and marketing activities and based on their personal sales volumes and the sales of distributors they have recruited into our network. Accordingly, we classify these expenses as a cost and not a reduction of revenue.

 - CONTINGENCIES

We determine whether to disclose and accrue for loss contingencies based on an assessment of whether the risk of loss is remote, reasonably possible or probable and where reasonable estimates can be made of the amount of potential loss, of the materiality of the loss contingency, in accordance with Statement of Financial Accounting Standards No. 5 ("SFAS 5"), "Accounting for Contingencies." We develop our assessment in consultation with outside advisors and is based on an analysis of possible outcomes under various strategies. Loss contingency assumptions involve judgments that are inherently subjective and frequently involve matters that are in litigation, which by its nature is unpredictable. We believe that our loss contingency assumptions are sound, but because of the subjectivity involved and the unpredictable nature of the subject matter at issue, our assumptions may prove to be incorrect, which could materially impact our consolidated financial statements in future periods.

GENERAL

We are a network marketing company and we develop and distribute a wide range of products made with Aphanizomenon flos-aquae (trade name Super Blue Green(R) Algae) and other nutrients and ingredients through a network of independent distributors ("Distributors"). We currently offer twenty-two different products intended to appeal to health-conscious consumers. We divide our products into five product lines including Daily Health Maintenance, Digestive Health, Defensive Health, Powdered Drinks and Snacks, and Animal and Plant Food.

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

YEAR ENDED DECEMBER 31, 2002 COMPARED TO YEAR ENDED DECEMBER 31, 2001

Net sales for the year ended December 31, 2002 were $26,193,747, a decrease of 12.7% from net sales of $30,012,076 for the year ended December 31, 2001. We directly relate the decrease in sales to a decrease in orders for the same period partially offset by an increase in the average order size to $123 from $116 over the same period. The number of distributors in 2002 decreased to an average of 43,761, which was 17% lower than the average of 52,761 distributors in 2001. We make sales of our food supplement products through a multi-level marketing network of distributors, so we positively link sales with the number of distributors.

Gross profit represents net sales less the cost of goods sold, which includes the cost of harvesting blue-green algae from Klamath Lake, the cost of other materials, direct labor expenses, an allocation of overhead costs, amortization, and depreciation. Gross profit decreased to 64% from 68% of net sales between the years ended December 31, 2002 and 2001, respectively. The decrease in the gross profit margin is due to the recording of an additional reserve of $3.1 million for potentially unsaleable inventories. We determined that the sales of our plant food and agricultural products was less than previously anticipated and recorded this reserve against the carrying value of our inventory designated for plant food and agricultural uses. The decrease in the gross profit margin as a result of recording the additional reserve for potentially unsaleable inventory was offset by a decrease in depreciation expense previously recorded on the harvest site fixed assets. We suspended this depreciation expense when management made the decision to cease harvesting of algae on the A-Canal and classifying certain of the fixed assets as "held for sale". The related depreciation expense that we did not record in 2002 was $1,144,370. In addition, because of our harvesting algae in 2002, we have capitalized certain harvest costs in ending inventory whereas in prior years when no harvesting of algae took place, we expensed such costs. Costs capitalized in ending inventory in 2002 were approximately $585,450.

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

Operating expenses include shipping and handling expenses, selling expenses, research and development expenses and general and administrative expenses. In total, operating expenses decreased $2,539,392 or 22.8% to $8,606,309 for the twelve months ended December 31, 2002 from $11,145,701 for the twelve months ended December 31, 2001. We discuss the components of operating expenses below.

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

o Research and development expenses increased 1% to $193,310 in 2002 from $190,884 in 2001, which constituted 0.7% and 0.6% of net sales, respectively.

o General and administrative expenses decreased by $443,682 or 18% between 2002 and 2001 to $1,997,054 from $2,440,736. General and administrative expenses averaged 7.6% and 8.1% of sales for the years ended December 31, 2002 and December 31, 2001, respectively. The decrease between 2002 and 2001 is attributable to a decrease of $479,751 in costs associated with licenses, insurance and depreciation expense partially offset by an increase in legal fees of $102,475.

o Asset write-downs decreased by $1,716,412 or 66% from $2,589,940 for the year ended December 31, 2001 to $873,528 for the year ended December 31, 2002. An additional reserve was recorded during the year ended December 31, 2002 to adequately reserve for the deteriorating value of fixed assets identified as being held for sale, and was ascertained by having an independent appraisal done of that equipment.

Other income decreased to $285,661 for the year ended December 31, 2002 from $606,962 for the year ended December 31, 2001 principally due to a decrease in sundry income collected from Distributors and by the additional recording of fair value cost of penalty shares and warrants we owe to an investor for $243,120. Interest expense decreased to $265,047 in 2002 from $622,235 in 2001. This decrease was due to the assignment of our previous financing facility to La Jolla Loans during the third quarter ended September 30, 2002, resulting in the elimination of previously required minimum interest payments.

Net loss for 2002 decreased 30% to $3,497,387 from $5,015,350 reported in the prior year or a loss of $0.27 per share for 2002 compared to a loss of $0.43 per share for 2001. The decrease was primarily due to reduced commission expense because of the changes to the commission structure during 2002, reduced operating expenses because of the cost-cutting efforts of management in 2002, and the reduced asset write-down expense of approximately $1.7 million during 2002. We offset the decrease in these expenses by the increase in cost of sales as previously described.

YEAR ENDED DECEMBER 31, 2001 COMPARED TO YEAR ENDED DECEMBER 31, 2000

Net sales for the year ended December 31, 2001 were $30,012,076, a decrease of 23.0% from net sales of $38,976,663 for the year ended December 31, 2000. We directly relate the decrease in sales to a decrease in orders for the same period with a decrease in the average order size to $116 from $124 over the same period. The average number of distributors in 2001 decreased to an average of 52,948 in 2001, which was 13% lower than the average of 60,899 distributors in 2000. We make sales of our food supplement products through a multi-level marketing network of distributors, so we positively link sales with the number of distributors.

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

Gross profit after commissions represents gross profit less commission expense. Commission expense for 2001 and 2000 was 48% and 45% of net sales, respectively. We are a multi-level marketing organization. Distributors make up our sales force. Distributors buy algae products for their own consumption and they actively recruit other distributors into our network. Distributors are paid commissions based upon their personal sales volumes and the sales of distributors beneath them in their network. During the year ended December 31, 2001, we implemented a new commission structure in an attempt to attract and retain new Distributors.

Operating expenses include shipping and handling expenses, selling expenses, research and development expenses and general and administrative expenses. In total, operating expenses decreased $1,146,316 or 9.3% to $11,145,701 for the twelve months ended December 31, 2001 from $12,292,017 for the twelve months ended December 31, 2000. We discuss the components of operating expenses below.

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

Other income increased to $606,962 for the year ended December 31, 2001 from $421,045 for the year ended December 31, 2000 principally due to an increase in sundry income collected from Distributors offset by recording the fair value cost of penalty shares and warrants we owe to an investor for $117,000. Interest expense decreased slightly to $622,235 in 2001 from $768,492 in 2000. This decrease was due to various fees paid to the current lender, partially offset by a decrease in interest expense resulting from a decrease in the outstanding debt in 2001 versus 2000.

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

We do not plan to pay dividends on our common stock in the foreseeable future. The payment of dividends in the future will depend on the evaluation by our Board of Directors of such factors, as it deems relevant at the time and restrictions imposed by the terms of our debt obligations, if any. We are currently restricted from paying dividends pursuant to a Loan and Security Agreement with La Jolla Loans. Currently, the Board of Directors believes that we should retain all of our earnings, if any, for the development of our business.

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

In September 2002, La Jolla Loans, Inc. ("La Jolla Loans") purchased and took an assignment of our financing facility with Coast Business Credit. In connection with this transaction, Coast Business Credit assigned its security interest in real and personal property and assigned all associated security and loan documents to La Jolla Loans. At the same time, we entered into a Forbearance and Extension Agreement with La Jolla Loans. Under the terms of the forbearance agreement, La Jolla Loans will not declare a default until June 30, 2003, when the entire principal is due. We may extend the forbearance period to June 30, 2004 if we pay a $75,000 renewal fee. Interest of $24,500 at an effective rate of 14% is payable monthly along with additional monthly impound payments of approximately $65,000 to be used to pay insurance, property taxes and lease payments on collateralized property during the forbearance period. La Jolla Loans has also agreed to defer, during the forbearance period, the difference between the minimum interest payment of $45,000 under the agreement with Coast Business Credit and the $24,500 minimum interest payments under the forbearance agreement. If we fully perform under the terms and conditions of the forbearance agreement and no default occurs during the forbearance period, La Jolla Loans will release us from any obligation to pay minimum monthly interest payments in excess of $24,500. The outstanding principal balance at December 31, 2002 is $2,100,000.

We are in compliance with all loan covenants as of March 31, 2003. We have classified all outstanding debt to the lender as a current liability.

GOING CONCERN

We have experienced recurring net losses and have negative working capital at December 31, 2002 and March 31, 2003. In September 2002, La Jolla Loans purchased and took an assignment of our financing facility with Coast Business Credit. At the same time, we entered into a Forbearance and Extension Agreement with La Jolla Loans. Under the terms of the forbearance agreement, La Jolla Loans will not declare a default until June 30, 2003, when the entire principal is due. We may extend the forbearance period to June 30, 2004 if we pay a $75,000 renewal fee. There can be no assurance that additional financing will be available when the extension period ends. We are also experiencing some difficulty in generating sufficient cash flows to meet our obligations on a month-to-month basis. These conditions give rise to substantial doubt about our ability to continue as a going concern.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2001, Financial Accounting Standards Board (FASB) issued Statement No. 143 (SFAS No. 143), "Accounting for Asset Retirement Obligations," effective for fiscal years beginning after June 15, 2002. The Statement requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it incurs it. When we initially record the liability, the entity capitalizes a cost by increasing the carrying amount of the related long-lived asset. Over time, we accrete the liability to its present value each period, and we depreciate the capitalized cost over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. We do not expect the adoption of SFAS No. 143 to have a material effect on our financial position or results of operations.

In April 2002, FASB issued Statement No. 145 (SFAS No. 145), "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections" effective on or after May 15, 2002. This Statement rescinds SFAS No. 4 and an amendment of that Statement, and SFAS No. 64. This Statement also rescinds SFAS No. 44. This Statement amends SFAS No. 13, to eliminate an inconsistency between the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The adoption of SFAS No. 145 did not have a material effect on our financial position or results of operations.

In June 2002, FASB issued Statement No. 146 (SFAS No. 146), "Accounting for Costs Associated with Exit or Disposal Activities," effective for activities that we initiate after December 31, 2002, with early application encouraged. This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." We do not expect the adoption of SFAS No. 146 to have a material effect on our financial position or results of operations.

In October 2002, FASB issued Statement No. 147 (SFAS No. 147), "Acquisitions of Certain Financial Institutions, An Amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9," effective for acquisitions on or after October 1, 2002. SFAS No. 72, and FASB Interpretation No. 9, provided interpretive guidance on the application of the purchase method to acquisitions of financial institutions. Except for transactions between two or more mutual enterprises, this Statement removes acquisitions of financial institutions from the scope of both SFAS No. 72 and FASB Interpretation 9 and requires that we account for those transactions in accordance with SFAS No. 141, "Business Combinations," and No. 142, "Goodwill and Other Intangible Assets." Thus, the requirement in paragraph 5 of SFAS No. 72 to recognize (and subsequently amortize) any excess of the fair value of liabilities assumed over the fair value of tangible and identifiable intangible assets acquired as an unidentifiable intangible asset no longer applies to acquisitions within the scope of SFAS No. 147. In addition, SFAS No. 147 amends SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," to include in its scope long-term customer-relationship intangible assets of financial institutions such as depositor-and borrower-relationship intangible assets and credit cardholder intangible assets. Consequently, those intangible assets are subject to the same undiscounted cash flow recoverability test and impairment loss recognition and measurement provisions that Statement 144 requires for other long-lived assets that we hold and use. The adoption of SFAS No. 147 did not have a material effect on our financial position or results of operations.

In December 2002, FASB issued Statement No. 148 (SFAS No. 148), "Accounting for Stock-Based Compensation -- Transition and Disclosure -- An Amendment of FASB Statement No. 123." SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. We are required to follow the prescribed format and provide the additional disclosures required by SFAS No. 148 in our annual financial statements for the year ended December 31, 2002 and must also provide the disclosures in its quarterly reports containing condensed financial statements for interim periods beginning with the quarterly period ended March 31, 2003. We do not expect the adoption of SFAS No. 148 to have a material effect on our financial position or results of operations.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have not entered into any transactions using derivative financial instruments or derivative commodity instruments. We believe our exposure to market risk associated with other financial instruments is not material.

RISKS AND UNCERTAINTIES

Variability of Results

Our annual sales peaked at approximately $200 million in 1996. Subsequent to 1996, sales have decreased substantially each year. There can be no assurance that we will return to generating profits on either a quarterly or annual basis. We have experienced a continual downward trend in sales although the rate of decline is less than in previous years. Many factors accounted for the past decrease in sales, including low productivity of independent distributors, loss of services of certain existing distributors, and competition. Our inability to adjust our operating expenses to compensate fully for the decrease in sales contributes to our small profit margins.

Consequently, we have experienced a significant decrease in working capital since the end of 1998. We are facing difficulties generating sufficient cash flow to timely satisfy our financial obligations.

EFFECTS OF CLINICAL STUDIES, SCIENTIFIC REVIEW, AND PUBLICITY

We believe that the national media attention to recent scientific research that highlights potential health benefits of consuming certain vitamins and nutritional supplements drives the increasing interest generally in vitamins, nutritional supplements and similar products. While we have concluded from extensive independent research that SBGA, the principal ingredient in our products, has nutritional value, consumer demands for nutritional supplements are generally dependent on publicized scientific findings. Consumer perception of the values of vitamins and nutritional supplements would be altered should future studies report that nutritional and alternative medicine is in any way either harmful or not beneficial to health.

Moreover, any future publicity relating to illnesses or other adverse effects resulting from consumers' use of certain nutritional products, which existing and potential customers might associate with our products, could have an adverse effect on our business.

CONSUMER DEMAND FOR NEW & INDIVIDUAL PRODUCTS

Our ability to introduce safe, new and innovative products contributed to the growth of our business in the nutritional supplement market. We have expended and will expend a significant amount of resources on the research and development of such products. However, different factors, including consumers' acceptance of innovative products and our compliance with governmental regulatory laws, conditions the success of these products. We cannot be certain that sales of new products that we introduce into the markets will achieve success in the future, as there is no assurance that consumers will continue to accept such products or that we can obtain regulatory approvals for them.

SUPPLY OF RAW MATERIALS; CONDITIONS AFFECTING HARVEST

We harvest our own SBGA in Upper Klamath Lake, the only place in the world where SBGA grows in the massive quantities sufficient for harvesting. Although we may not depend on third-party suppliers for sources, we determine our reserve of SBGA by the growth of Aphanizomenon flos-aquae in the lake. Aphanizomenon flos-aquae has flourished in Upper Klamath Lake because of Upper Klamath Lake's protected environment, abundance of minerals, natural nitrogen, clean water and regular sunshine. Despite a water shortage in 2000 and 2001, which precluded a harvest from the "A" canal, we began harvesting directly from Upper Klamath Lake in July 2001 with a uniquely designed harvester. In 2002, we added additional harvest capacity to increase our ability to harvest directly from Upper Klamath Lake. We cannot assure the absence of future adverse weather conditions disturbing the growth of Aphanizomenon flos-aquae.

As a result of certain conditions Microcystis, a toxic algae, occasionally blooms in Klamath Lake at the same time blue-green algae is harvested. We regularly test the algae we harvest for possible contamination. Algae that does not meet our standards is not used in products for human or animal consumption. In 1997, the Oregon Department of Agriculture issued an administrative rule that created a standard of 1 microgram per gram (1 ppm) of Microcystis in products for human consumption that contain blue-green algae. The Oregon Department of Agriculture has raised no questions about our products under this rule. In some years, the presence of Microcystis may reduce the quantity of algae that we can harvest.

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

REGULATION OF DISTRIBUTORS AND NETWORK MARKETING SYSTEM

Since the Distributors in the network marketing system are not our employees, they are not subject to the same degree of supervision and management as our employees. While certain contractual rules of conduct govern the services of the Distributors to our business, it is difficult to monitor or control the conduct of the sales associates of Distributors marketing our products. Violations of our policies and rules by sales associates in dealing with customers could reflect negatively on our products and operations, and harm our business reputation.

Furthermore, extensive federal, state, and local laws that regulate direct selling activities govern our network marketing system. We believe that our marketing practices have been and are consistent with such laws, but we cannot provide assurance that any future changes to laws and regulations of any particular jurisdiction will not affect our operations. A court could also hold us civilly or criminally accountable based on vicarious liability because of the actions of independent Distributors. We are not aware of any such actions of independent distributors.

DEPARTURE OF DISTRIBUTORS

Certain Distributors have severed their ties with us and are now competing against us. This will adversely affect us in that these Distributors will no longer be generating revenues for us and furthermore, we can expect the departing Distributors to divert business to our competitors.

ALTERNATIVE CHANNELS OF DISTRIBUTION

On May 18, 2001, we commenced, on a limited test basis, sales through infomercials and discontinued them on July 1, 2001 due to our limited financial resources. We designed this alternative distribution strategy to provide a complementary marketing method for our Distributors. While we believe the infomercials will complement the sales efforts of our Distributors, there can be no assurance that it will have its intended effect with our Distributors and could create conflicts with our Distributors that could result in the loss of many of our Distributors, which in turn would mean a decline in our sales volume and would be detrimental to our business and result in losses from our operations. However, our tests results, and the responses that we have received from Distributors, indicate that there are no conflicts with our present distribution methods. Moreover, such a program requires an investment in producing the infomercial videos. We have discontinued airing such infomercials until we have sufficient funds to continue broadcasting.

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

In addition, since we will need additional managers who have key strategic skills, new personnel challenges could confront us as our business expands. The future success of our business and financial conditions will depend significantly on our ability to add key management personnel in a timely and cost effective manner.

LIEN ON CARPENETER'S AND KOLLMAN'S STOCK

Our common stock owned by majority shareholders Daryl J. Kollman and Marta C. Carpenter, is the subject of a tax lien filed by the Internal Revenue Service for income taxes due from them arising from taxable income attributed from NEC and NAC prior to our reorganization. The Internal Revenue Service has subordinated the lien in favor of the lender for the Term Loan.

DISPUTE BETWEEN PRINCIPAL SHAREHOLDERS

Daryl Kollman and Marta C. Carpenter, shareholders who together own approximately 82% of our outstanding shares of common stock, have filed divorce proceedings. Mr. Kollman and Ms. Carpenter jointly, and their affiliate Klamath Cold Storage Co., are lessors of substantially all of our facilities, including office space, processing and freezer storage space. Although one lease is in effect until 2005, we lease the rest of these facilities on a month-to-month or year-to-year basis. The disposition of these properties pursuant to the divorce could have an adverse or disruptive effect on our operations. Mr. Kollman is no longer actively involved in management and has been unwilling to execute personal guarantees on our behalf, as he has done in the past. On May 14, 2001, Ms. Carpenter petitioned the Circuit Court for the State of Oregon with a motion seeking, among other court orders, to enjoin Mr. Kollman from interfering with any future loan applications of Ms. Carpenter or us and a self executing judgment provision whereby the court would sign a loan application on behalf of Mr. Kollman. The court held that Mr. Kollman is to cease and desist from any such endeavors of interfering with our loan applications during the pendency of the dissolution proceedings and the order prohibits him from writing letters or communicating orally with any lending institutions unless requested to do so by the institution. The court also held that Mr. Kollman, if presented with loan documents to sign and if he objects to those documents in form or content, he must first raise it with the court.

On January 29, 2002, the Court issued its written Order after the court heard the matter at trial on December 10, 11, and 12, 2001. The Court ruled that Marta Carpenter and Daryl Kollman were each entitled to an equal division of their respective stock ownership in our common stock, thus resulting in no change in our current ownership. The Court also ruled Mr. Kollman and Ms. Carpenter will equally divide their joint ownership in certain real property assets leased by us from them in each property and that they must sell the properties and improvements to pay the indebtedness to the Internal Revenue Service. They will equally share any remaining proceeds after the payment of Federal and State taxes applicable to the sale.

We do not believe the Court Order issued on January 29, 2002, will have a material impact on our business since we believe that we can maintain our favorable leases in the event of the sale of the properties or provide for an adequate transition to other properties for the orderly continuation of our business.

IMPACT OF GOVERNMENT REGULATION

The formulation, manufacture, labeling, and advertising of our products are subject to extensive federal, state, and local governmental regulation. From time to time, we have received formal and informal inquiries from governmental regulators about our business and compliance with existing laws. On occasions, we have altered our product formulas and revised our labeling and promotion practices to comply with such laws. To enforce statutes and regulations, governmental agencies may initiate investigations, issue warning letters and cease and desist orders, impose corrective measures, seek injunctive relief or product seizure, impose civil penalties, or pursue criminal prosecution. Therefore, any future repeal, amendment, or narrow interpretations of current statutes or regulations that render our current practices noncompliant could substantially hinder our ability to maintain or increase our stream of distribution, or to introduce new products into the markets. We cannot predict the nature of any of such future laws, regulations, or interpretations, or what kind of impact they might have on our business. Future laws and regulations requiring the reformulation, discontinuance, or re-labeling of any of our products to comply with new standards could interrupt our product distribution and potentially harm our business. Even if future governmental actions or investigations in our business do not halt the manufacture of any of our products, they could create negative publicity, thereby harming our business.

UNCERTAINTIES IN THE INTERNATIONAL MARKETS

Our operations growth strategy involves expanding product sales into the international markets in Europe and Asia. We believe that there is a potential for growth internationally, but various factors, which include varying domestic regulations, responsiveness of government authorities, cultural differences and political uncertainties may limit our ability to enter effectively these markets. We cannot provide assurance that consumers in any of our potential new international markets will be receptive to our nutritional supplement and personal care products. We also cannot assure you that we will be able to reformulate our products or adjust our labeling and promotion practices to comply with foreign laws and regulations.

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

Marta C. Carpenter and Daryl J. Kollman have sole voting and investment power with respect to their shares. The Internal Revenue Service has a security interest in all of their shares pursuant to a Notice of Determination dated June 18, 1999, under the terms of which a trust holds the shares and the Internal Revenue Service will release them upon the payment of Ms. Carpenter and Mr. Kollman's federal income tax liabilities for various specified years. Ms. Carpenter and Mr. Kollman will sell their shares as needed and allowed by federal and state securities laws to make quarterly payments to the Internal Revenue Service. Ms. Carpenter and Mr. Kollman retain all voting rights incident to their shares while the trust holds the shares.

The Internal Revenue Service may seize Marta C. Carpenter and Daryl J. Kollman's shares from trust if Ms. Carpenter and Mr. Kollman fail to timely cure a default upon their commitments to the Internal Revenue Service under the Notice of Determination. The Internal Revenue Service would thereafter proceed to sell or judicially foreclose some or all of the shares for payment of Ms. Carpenter and Mr. Kollman's tax liabilities as allowed by applicable law.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

DIRECTORS AND EXECUTIVE OFFICERS

Our directors and executive officers are as follows:


NAME                                 AGE                 POSITION

Marta C. Carpenter                    57      Chief Executive Officer, President, Chief Accounting
                                              Officer and Director
Justin Straus (2)                     32      Chief Operating Officer and Director
Victor M. Bond                        51      Vice President, Marketing and Strategy
Donald P. Hateley (1)(2)              45      Chairman of the Board
Christopher J. Blaxland (1)(2)        61      Director
Donald M. Anderson (1)(2)             54      Director

---------------
(1) Member of the Compensation Committee.

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

DR. CHRISTOPHER J. BLAXLAND has served as a director since September 1998. He was Chief Executive Officer and a director of HumaScan from September 1 to December 22, 1998; from December 22, 1998 to August 6, 1999, he was Chief Executive Officer and director in a consultant capacity of HumaScan until the Reorganization. From May 1999 until December 2001, Dr. Blaxland served as the Chief Operating Officer of PTC Therapeutics, Inc., a development stage biopharmaceutical company, and has worked as a business consultant. From September 1993 through December 1997, he was the President of Cell Pathways, Inc., a development stage biopharmaceutical company.

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

BOARD OF DIRECTORS MEETINGS AND COMMITTEES

Our Board of Directors held ten meetings in 2002, four meetings in 2001 and eight meetings in the year 2000. We maintain a standing Audit Committee and Compensation Committee, but do not maintain a standing nominating committee. Donald Hateley, Chris Blaxland and Donald Anderson serve on the Audit Committee and on the Compensation Committee. There are no family relationships among our directors or executive officers, except that Ms. Carpenter is the mother of Mr. Straus.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

To our knowledge, based solely on a review of Section 16(a) forms furnished to us, we believe that our directors, executive officers and ten percent beneficial owners complied with all Section 16(a) reporting requirements during 2002 except for Daryl Kollman who has not filed his initial Form 3.

ITEM 11.  EXECUTIVE COMPENSATION

The following table sets forth, for the year ended December 31, 2002, compensation paid by us to (a) each person serving as our Chief Executive Officer during 2002 and (b) each of our other most highly compensated executive officers (the "named executive officers") during 2002 who served as an executive officer on December 31, 2002.



                                                        SUMMARY COMPENSATION TABLE

                                                                                           LONG TERM COMPENSATION
                                                                                   ------------------------- ------------
                                                    ANNUAL COMPENSATION                      AWARDS            PAYOUTS
                                             ------------ ------------ ------------ ------------ ------------ ------------
             (A)                    (B)          (C)          (D)          (E)          (F)          (G)          (H)          (I)

                                                                          OTHER
             NAME                                                        ANNUAL     RESTRICTED   SECURITIES               ALL OTHER
             AND                                                         COMPEN-       STOCK     UNDERLYING      LTIP       COMPEN-
          PRINCIPAL                                                      SATION      AWARD(S)     OPTIONS/      PAYOUTS      SATION
           POSITION                YEAR      SALARY ($)    BONUS ($)       ($)          ($)       SARS (#)        ($)          ($)
------------------------------- ------------ ------------ ------------ ------------ ------------ ------------ ------------ --------

Marta C. Carpenter                 2002        290,000         0            0            0            0            0            0
     Chief Executive Officer       2001        290,000         0        3,000(1)         0            0            0            0
     & President                   2000        290,000         0          3,000          0            0            0            0

Victor Bond                        2002        180,000         0            0            0            0            0            0
     Vice President of             2001        180,000         0            0            0            0            0            0
     Marketing & Strategy          2000        180,000         0            0            0            0            0            0

Justin Straus                      2002        114,529         0            0            0            0            0            0
     Chief Operating Officer       2001        100,000         0            0            0            0            0            0
                                   2000        100,000         0            0            0            0            0            0
-----------------------


(1) Estimated dollar value of pickup truck owned by us and used by Ms.
Carpenter.

The following table summarizes the number of shares and the terms of stock options we granted to the names executive officers in our 2002 fiscal year.

             OPTIONS/SARS GRANTS DURING YEAR ENDED DECEMBER 31, 2002

                                                                                              POTENTIAL REALIZABLE
                                                                                                VALUE AT ASSUMED
                                                                                                 ANNUAL RATES OF
                                                                                            STOCK PRICE APPRECIATION
                                                     INDIVIDUAL GRANTS                           FOR OPTION TERM(4)
                                           --------------------------------------------------  -------------------------

                                        NUMBER OF       % OF
                                        SECURITIES      TOTAL
                                        UNDERLYING    OPTIONS/
                                         OPTIONS/       SARS        EXERCISE
                                           SARS      GRANTED TO      OR BASE
                                         GRANTED      EMPLOYEES       PRICE      EXPIRATION
NAME                                    (#)(1)(2)   IN FISCALYEAR   ($/SH)(3)       DATE        5% ($)      10% ($)
--------------------------------------  ----------  -------------  -----------  ------------  ----------  -----------

Marta C.                                    0             0            N/A          N/A          N/A          N/A
Carpenter.........................
Justin                                      0             0            N/A          N/A          N/A          N/A
Straus....................................
Victor                                      0             0            N/A          N/A          N/A          N/A
Bond....................................

The following table sets forth information concerning the number and valie of unexercised option held by each of the names executive officers as of December 31, 2002. None of the named executive officers exercised options in 2002.


                        AGGREGATE YEAR END OPTION VALUES
                               (DECEMBER 31, 2002)


                                                              NUMBER OF SECURITIES         VALUE OF UNEXERCISED
                                                             UNDERLYING UNEXERCISED       IN-THE-MONEY OPTIONS AT
                                                              OPTIONS AT 12/31/02             12/31/02 ($)(1)
                                                          ----------------------------  ---------------------------


                                       SHARES
                                     ACQUIRED
                                         ON
                                     EXERCISE       VALUE
NAME                                    (#)       REALIZED     UNEXERCISABLE  EXERCISABLE    UNEXERCISABLE  EXERCISABLE
-----------------------------------  ----------  -----------  -------------- ------------   -------------  ------------

Marta C.                                 0            0            0             0              0             0
Carpenter....................
Justin                                   0            0            0             0              0             0
Straus...............................
Victor                                   0            0            0             0              0             0
Bond...............................

     (1) Represents the difference between the aggregate market value at December 31, 2002 and 2001, as applicable, of our common stock (based on a last sale price of $0.20 and $0.16 on each such date, respectively) and the options' aggregrate exercise price.

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

Our Compensation Committee oversees our executive compensation program and makes recommendations to our full Board of Directors regarding changes in compensation. It also administers our stock option plans. The committee held one meeting during each of 2001 and 2000 and we did not hold any compensation committee meetings in 2002.

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

INTRODUCTION TO REPORT OF COMPENSATION COMMITTEE

The Compensation Committee of the Board of Directors (the "Committee") is composed of Messrs. Blaxland, Anderson and Hateley. The Committee is responsible for the establishment and oversight of our executive compensation programs. The following report of the Committee discusses generally our executive compensation objectives and policies and their relationship to our performance in 2002.

EXECUTIVE COMPENSATION PHILOSOPHY AND OBJECTIVES

We designed our executive compensation program to attract, retain and motivate highly effective executives and to reward sustained corporate and individual performance with an appropriate base annual salary and incentive compensation. We seek to increase management ownership of our common stock and to link executive compensation with stockholder value, achievement of business objectives and corporate profitability.

Our compensation philosophy is to compensate our executive officers at market-competitive levels for achieving planned performance. Market comparisons include general industry norms, nutritional supplements manufacturers companies, and a selected group of direct selling companies that are approximately the same size as us. We place more emphasis on general industry rather than the nutritional supplement industry norms.

COMPENSATION PROGRAM COMPONENTS

Consistent with our executive compensation objectives, our compensation for our senior management, including the Chief Executive Officer, consists of three components: an annual base salary, annual cash incentive awards and long-term incentive awards. During the year ended December 31, 2002, our compensation of our senior executives consisted of annual base salary. We did not pay any cash incentive awards in 2002.

ANNUAL BASE SALARY. Base salaries for executive officers are determined with reference to a salary range for each position. We determine salary ranges by evaluating a particular employee's position and comparing it with what were believe to be representative prevailing norms for similar positions in similarly sized companies. Within this salary range, an executive's initial salary level is determined largely through Committee judgment, based on the experience of our members. Salaries were set at a level to attract, retain and motivate superior executives.

LONG-TERM INCENTIVE AWARDS. We will provide Long-term incentive compensation by the grant of options to purchase shares of our common stock under the 2000 Plan, if amended, or a successor or additional stock option plan that our Board of Directors will approve. In considering the awards, the Committee takes into account such factors as prevailing norms for the ratio of options outstanding to total shares outstanding, the effect on maximizing long-term stockholder value, and vesting and expiration dates of each executive's outstanding options.

THE COMPENSATION COMMITTEE

Donald P. Hateley
Chris J.M. Blaxland
Donald M. Anderson

COMPENSATION OF DIRECTORS

We do not separately compensate members of our Board of Directors who are our officers for serving on the Board of Directors. We pay directors who are not our employees an annual retainer of $40,000 ($30,000 if the director does not attend at least 3/4 of the Board meetings held), an additional $10,000 to the Chairman of the Board, $5,000 for each Board committee on which the director serves, a meeting fee of $1,500 ($500 if attendance is by telephone), and reimbursement of reasonable expenses. In addition, in February 2000, we adopted the 2000 Stock Incentive Plan that provides that each non-employee director will receive on the date of each annual meeting of our stockholders options to purchase 10,000 shares of our common stock under terms more fully described below.

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

OTHER OPTIONS. We have issued options outside of our stock option plans to certain officers, directors, employees and consultants. We granted options to purchase (a) 13,131 shares in February 1996 with a five-year term and an exercise price of $57.84 per share, (b) 1,382 shares in March 1998 with a ten-year term and an exercise price of $98.69 per share, and (c) 4,607 shares to a consultant with a 5 year term and an exercise price of $14.98. 4,216 shares that we granted in prior years have been exercised. All of these options, except for the options exercised, remain outstanding and are fully exercisable. In September 1996, we also granted options to purchase an aggregate of 691 shares with a 10-year term and an exercise price of $65.11 to five former non-employee directors. These options are outstanding and exercisable.

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

We have used the NASDAQ Market (U.S.) and a peer group. The publicly traded companies in our peer group are Mannatech, Inc., Market America, Inc., Usana Health Sciences, Inc., Nature's Sunshine Products, Inc., Reliv International, Inc. and Nu Skin Enterprises Inc.

                       [GRAPHIC OMITTED][GRAPHIC OMITTED]

* The material in this graph is not "solicitation material," is not deemed filed with the SEC, and is not incorporated by reference in any of our filings under the Securities Act or the Exchange Act, whether made before or after the date hereof and irrespective of any general incorporation language in any filing. Research Data Group, Inc. has provided the information in the graph.


                                                    12/31/97   12/31/98   12/31/99    12/31/00   12/31/01   12/31/02
                                                    --------   --------   --------    --------   --------   --------
Cell Tech International
Incorporated.................                          100.00       0.74      16.18       17.83       2.46       2.46
NASDAQ Stock Market
(U.S.).........................                        100.00     140.99     261.49      157.77     125.16      86.53
Peer
Group.........................                         100.00      84.43      38.10       21.26      36.12      48.70
---------------------

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth certain information regarding ownership of our capital stock as of July 25, 2003, by (i) each person known to us to beneficially own more than 5% of the shares of our outstanding common stock,
(ii) each of our directors, (iii) each of the named executive officers, and (iv) all of our directors and executive officers as a group.


                                                                              PERCENT OF          NUNBER
                                                                                SHARES              OF
                                                                             BENEFICIALLY         SHARES
NAME AND ADDRESS OF BENEFICIAL OWNER                                           OWNED(1)         OUTSTANDING
--------------------------------------------------------------------------  --------------    ---------------

    Marta C. Carpenter                                                                23.3%         4,341,498(2)
       565 Century Court
       Klamath Falls, Oregon 97601

    Daryl J. Kollman                                                                  23.3%         4,341,498(3)
       5534 South Sixth Street, PMB #225
       Klamath Falls, Oregon 97603

    Victor Bond                                                                          *                  0
       565 Century Court
       Klamath Falls, Oregon 97601

    Donald P. Hateley                                                                  1.9%           345,000(4)
       1800 Century Park East
       Los Angeles, California 90067

    Dr. Christopher J. Blaxland * 47,764(5) 509 County Line Road
       Radnor, Pennsylvania 19087

    Dr. Donald M. Anderson * 47,949(6) 6 Arrowhead Lane
       Marion, Massachusetts 02738

    Justin Straus                                                                        *                  0
       565 Century Court
       Klamath Falls, Oregon 97601

    Zubair Kazi                                                                       48.3%         8,982,174(7)
       3671 Sunswept Drive
       Studio City, California 91604

       All executive officers and directors as a group (6 persons)                    53.9%         4,782,211(8)
-----------------------
     * Less than one percent.

(1) A person is considered to "beneficially own" any shares (a) over which such person exercises sole or shared voting or investment power, or (b) of which such person has the right to acquire ownership at any time within 60 days (e.g., through exercise of stock options). Except as otherwise indicated, voting and investment power relating to the shares referenced in the table above is exercised solely by the beneficial owner.

(2) The Internal Revenue Service has a security interest in all of Marta C. Carpenter's shares pursuant to a Notice of Determination dated June 18, 1999 under the terms of which the shares are held in trust and will be released upon the payment of Ms. Carpenter and Daryl J. Kollman's federal income tax liabilities for various specified years. Ms. Carpenter will sell her shares as needed and allowed by federal and state securities laws to make quarterly payments to the Internal Revenue Service. While the trust holds the shares Ms. Carpenter retains all voting rights incident to her shares. The Internal Revenue Service may seize Ms. Carpenter's shares from trust if Ms. Carpenter and Daryl J. Kollman fail to timely cure a default upon their commitments to the Internal Revenue Service under the Notice of Determination. The Internal Revenue Service would thereafter proceed to sell or judicially foreclose some or all of the shares for payment of Ms. Carpenter and Mr. Kollman's tax liabilities as allowed by applicable law.

(3) The Internal Revenue Service has a security interest in all of Daryl J. Kollman's shares pursuant to a Notice of Determination dated June 18, 1999 under the terms of which the trust holds the shares and, upon Marta C. Carpenter and Mr. Kollman's payment of their federal income tax liabilities for various specified years, will be released. Mr. Kollman will sell his shares as needed and allowed by federal and state securities laws to make quarterly payments to the Internal Revenue Service. Mr. Kollman retains all voting rights incident to his shares while the trust holds the shares. The Internal Revenue Service may seize Mr. Kollman's shares from trust if Ms. Carpenter and Mr. Kollman fail to timely cure a default upon their commitments to the Internal Revenue Service under the Notice of
     Determination. The Internal Revenue Service would thereafter proceed to sell or judicially foreclose some or all of the shares for payment of Ms. Carpenter and Mr. Kollman's tax liabilities as allowed by applicable law.

(4) Represents warrants to purchase 300,000 shares of common stock held by Hateley & Hampton, a Professional Law Corporation of which Donald P. Hateley is a President, co-founder and a shareholder and 45,000 shares Mr. Hateley has the right to acquire pursuant to options exercisable within 60 days of July 25, 2003.

(5) Represents 45,764 shares Dr. Blaxland has the right to acquire pursuant to options exercisable within 60 days of July 25, 2003.

(6) Includes 45,000 shares Mr. Anderson has the right to acquire pursuant to options exercisable within 60 days of July 25, 2003.

(7) Includes 4,491,087 shares already issued to Kazi and and 4,491,087 issuable to Mr. Kazi upon the exercise of his warrants.

(8) Includes 345,000 shares issuable upon the exercise of warrants and 47,764 shares issuable upon the exercise of options within 60 days of July 25, 2003. See footnotes 4 through 6 above.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

We lease approximately 250,000 square feet of office, processing, freezer and storage space directly from Marta C. Carpenter and Daryl Kollman, our principal shareholders, or their affiliate, Klamath Cold Storage, Inc. Most of these leases are year-to-year, although we do rent some space on a month-to-month basis and one lease will expires in 2005. We believe that the space we lease from Ms. Carpenter and Mr. Kollman and Klamath Cold Storage, Inc and the rent we pay to them is at below or at fair market values. Rental payments to Ms. Carpenter and Mr. Kollman or Klamath Cold Storage, Inc in 2002 were $740,097. We currently owe Ms. Carpenter and Mr. Kollman or Klamath Cold Storage, Inc $531,146 in accrued rental payments and we show it on our balance sheet as a related party payable.

In 2002, we also received $192,762 in management fees and other income from Klamath Cold Storage, Inc.

ITEM 14. CONTROLS AND PROCEDURES.

(a) Under the supervision and with the participation of our management, including our chief executive officer and chief accounting officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-14(c) promulgated under the Securities Exchange Act of 1934, as amended, within the 90 day period prior to the filing date of this report. Based on this evaluation, our chief executive officer and chief accounting officer concluded that our disclosure controls and procedures were effective as of that date.

(b) There have been no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation referenced in paragraph (a) above.

                                     PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K.

(a) Exhibits required by Item 601 of Regulation S-K

(a)(1) and (2) Financial Statements. We have listed the Financial Statements and Schedules in the Index to Financial Statements on page F-1 of this Form 10-K/A.

(a)(3) Exhibits:

Exhibit Number    Description
--------------  --------------

(2)  Plan of Acquisition, Reorganization, Arrangement, Liquidation or Succession

(2.1)Agreement  and Plan of  Reorganization,  dated  July 16,  1999,  among  the
     Company, Daryl J. Kollman and Marta C. Kollman (filed as Exhibit 2.1 without schedules and exhibits to the Current Report on Form 8-K on August 2, 1999 and incorporated by reference)

(3)  Articles of Incorporation and Bylaws

(3.1)Certificate of Incorporation, as amended (filed as Exhibit 3.1 to the Registration Statement for Small Business on Form SB-2 on June 21, 1996 and incorporated by reference)

(3.2)Certificate of Amendment of Certificate of Incorporation  (filed as Exhibit
     3.1(a) to the Current Report on Form 8-K on November 19, 1999 and incorporated by reference)

(3.3)Certificate   of   Designations,   Preferences   and  Rights  of  Series  B
     Convertible Preferred Stock (filed as Exhibit 3.1 to the Current Report on Form 8-K on August 2, 1999 and incorporated by reference)

(3.4)Amended and Restated Bylaws (filed as Exhibit 3.2 to the Registration Form for Small Business on Form SB-2 on June 21, 1996 and incorporated by reference)

(4)  Instruments Defining the Rights of Security Holders

(4.1)Loan and  Security  Agreement,  dated June 21,  1999,  by and among The New
     Earth Company,  The New Algae Company and Coast  Business  Credit (filed as
     Exhibit 4.1 to the Current Report on Form 8-K on November 19, 1999 and incorporated by reference) (4.2) Continuing Guaranty, dated August 6, 1999 (filed as Exhibit 4.2 to the Current Report on Form 8-K on November 19, 1999 and incorporated by reference)

(4.3)Form of Common Stock Certificate  (filed as Exhibit 4.1 to the Amendment to
     Registration Statement for Small Business on Form SB-2/A on July 26, 1996 and incorporated by reference)

(4.4)Form of Series A Preferred Stock  Certificate  (filed as Exhibit 4.2 to the
     Amendment to Registration Statement for Small Business on Form SB-2/A on July 26, 1996 and incorporated by reference)

(4.5)Form of Warrant to Purchase Shares of Common Stock to be issued to Andromeda Enterprises, Inc. or its designees, Hateley & Hampton or its designees and Wharton Capital Partners, Ltd. (filed as Exhibit 4.1 to the Current Report on Form 8-K on August 2, 1999 and incorporated by reference)

(4.6)Nonqualified  Stock  Option  Agreement  between the Company and  Physicians
     World Communications Group (filed as Exhibit 4.9 to the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1998 and incorporated by reference)

(4.7)Warrant to Purchase Shares of Common Stock issued to Scantek Medical,  Inc.
     as of May 15, 1998 (filed as Exhibit 4.7 to the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1998 and incorporated by reference)

(4.8)Warrant to Purchase  Shares of Common  Stock  issued to Zigmed,  Inc. as of
     May 15, 1998 (filed as Exhibit 4.8 to the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1998 and incorporated by reference)

(4.9)Representative's   Warrant   Agreement   between   the  Company  and  Keane
     Securities Co., including Form of Warrant Certificate (filed as Exhibit 4.3 to the Amendment to Registration Statement for Small Business on Form SB-2/A on July 26, 1996 and incorporated by reference)

(4.10) Form of Warrant  Certificate  for March Bridge Warrants (filed as Exhibit
     4.4 to the Registration Statement for Small Business on Form SB-2 on June 21, 1996 and incorporated by reference)

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

(31)              Certifications pursuant to Section 302 of the Sarbanes-Oxley
                  Act of 2002

(31.1) Certification pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, of the Chief Executive Officer of Cell Tech International Incorporated*

(31.2) Certification pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, of the Chief Accounting Officer of Cell Tech International Incorporated*

(32)              Certification pursuant to Section 906 of the Sarbanes-Oxley
                  Act of 2002

(32.1) Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Executive Officer of Cell Tech International Incorporated*

(32.2) Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Accounting Officer of Cell Tech International Incorporated*

(99)              Additional Exhibits

(99.1) Internal Revenue Service Notice of Determination, dated July 18, 1999 (filed as Exhibit 99.1 to the Current Report on Form 8-K on November 19, 1999 and by this reference incorporated herein)

(99.2) Pledge and Escrow Agreement between and among Daryl Kollman and Marta Kollman, the Internal Revenue Service and West Coast Trust Co., Inc. (filed as Exhibit 99.2 to the Current Report on Form 8-K on November 19, 1999 and by this reference incorporated herein)


(b)               Reports on Form 8-K.

                  None.

*        Filed herewith.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Klamath Falls, State of Oregon on August 14, 2003.

                                           CELL TECH INTERNATIONAL INCORPORATED


                                            By: /s/ Marta C. Carpenter
                                            ----------------------------
                                            Marta C. Carpenter,
                                            Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of the registrant and in the capacities indicated have signed this report below:


               SIGNATURE                                 TITLE                                  DATE

By:/s/ Marta C. Carpenter                    President and Chief Executive                 August 14, 2003
  -----------------------
                                                 Officer and Director
     Marta C. Kollman                      (principal executive officer and
                                             principal accounting officer)

By: /s/ Donald P. Hateley                        Chairman of the Board                     August 14, 2003
    ---------------------

     Donald P. Hateley

By: /s/ Justin Straus                           Chief Operating Officer                    August 14, 2003
    -----------------

     Justin Straus

By: /s/ Chris J.M. Blaxland                            Director                            August 14, 2003
    -----------------------

     Chris J.M. Blaxland

By: /s/ Donald M. Anderson                             Director                            August 14, 2003
    ----------------------

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






Los Angeles, California
February 28, 2003



                      CELL TECH INTERNATIONAL INCORPORATED
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS


                                                                                             December 31,
                                                                                   ---------------------------------
                                                                                        2002               2001
                                                                                   --------------     --------------

ASSETS (Note 7)

CURRENT ASSETS
   Receivables (Note 3)                                                          $       372,011    $       327,083
   Current portion of inventories (Note 4)                                             2,300,000          2,000,000
   Prepaid expenses                                                                      586,662            460,860
                                                                                   --------------     --------------

Total current assets                                                                   3,258,673          2,787,943

LONG-TERM INVENTORIES, net of current portion (Note 4)                                 3,824,298          7,304,778
PROPERTY AND EQUIPMENT, net of accumulated depreciation (Note 5)                       6,801,389          7,318,683
IDLE PROPERTY AND EQUIPMENT HELD FOR SALE, net (Note 5)                                1,382,570          2,271,305
OTHER ASSETS (Note 6)                                                                    546,846            292,092
                                                                                   --------------     --------------

Total assets                                                                     $    15,813,776    $    19,974,801
                                                                                   --------------     --------------

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
   Bank overdraft                                                                $       468,008    $       763,105
   Accounts payable                                                                      594,329          2,527,078
   Commissions payable                                                                   970,315          1,219,136
   Sales taxes payable                                                                    69,797             82,343
   Accrued payroll and related liabilities                                               291,140            252,944
   Other accrued expenses                                                              1,848,070          1,133,438
   Current portion of long-term debt (Note 7)                                          2,872,145          2,160,986
   Related party payable (Note 12)                                                       427,767          1,086,099
                                                                                   --------------     --------------

Total current liabilities                                                              7,541,571          9,225,129
                                                                                   --------------     --------------

LONG-TERM LIABILITIES
   Long-term debt, net of current portion (Note 7)                                     1,019,920                  -
                                                                                   --------------     --------------

Total liabilities                                                                      8,561,491          9,225,129
                                                                                   --------------     --------------

COMMITMENTS AND CONTINGENCIES (Notes 9 and 10)

SHAREHOLDERS' EQUITY
   Series A convertible preferred stock - no par value; 4,175,000
     shares authorized; none issued and outstanding                                            -                  -
   Series B convertible preferred stock - no par value; 800,000
     shares authorized; none issued and outstanding                                            -                  -
   Undesignated preferred stock - no par value; 1,825,000 shares
     authorized; none issued and outstanding                                                   -                  -
   Common stock - $.01 par value; 50,000,000 shares authorized,
     10,640,895 shares issued and outstanding (Notes 9 and 10)                           106,409            106,409
   Additional paid-in capital                                                          2,299,696          2,299,696
   Retained earnings                                                                   4,846,180          8,343,567
                                                                                   --------------     --------------

Total shareholders' equity                                                             7,252,285         10,749,672
                                                                                   --------------     --------------

Total liabilities and shareholders' equity                                       $    15,813,776    $    19,974,801
                                                                                   --------------     --------------


          See accompanying notes to condolidated financial statements.




                      CELL TECH INTERNATIONAL INCORPORATED
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS



                                                                          Years ended December 31,
                                                              --------------------------------------------------
                                                                   2002              2001              2000
                                                              -------------      ------------     --------------

SALES                                                       $   26,193,747     $  30,012,076    $    38,976,663

COST OF SALES                                                    9,462,601         9,524,517         11,488,802
                                                              -------------      ------------     --------------

GROSS PROFIT                                                    16,731,146        20,487,559         27,487,861

COMMISSIONS                                                     11,690,752        14,341,935         17,632,344
                                                              -------------      ------------     --------------

GROSS PROFIT AFTER COMMISSIONS                                   5,040,394         6,145,624          9,855,517

SHIPPING AND HANDLING EXPENSES                                   1,703,807         1,864,159          2,097,369

SELLING EXPENSES                                                 3,790,696         4,059,982          5,338,194

RESEARCH AND DEVELOPMENT                                           193,310           190,884            456,098

GENERAL AND ADMINISTRATIVE                                       1,997,054         2,440,736          4,263,967

ASSET WRITE-DOWN (NOTES 5 AND 6)                                   873,528         2,589,940            136,389
                                                              -------------      ------------     --------------

OPERATING LOSS                                                  (3,518,001)       (5,000,077)        (2,436,492)

OTHER INCOME (NOTE 13)                                             285,661           606,962            421,045

INTEREST EXPENSE                                                  (265,047)         (622,235)          (768,492)
                                                              -------------      ------------     --------------


NET LOSS                                                    $   (3,497,387) $      (5,015,350) $      (2,783,939)
                                                              -------------      ------------     --------------


BASIC AND DILUTED LOSS PER SHARE                            $        (0.27) $           (.43) $            (0.26)
                                                              -------------      ------------     --------------

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
OUTSTANDING USED TO CALCULATE BASIC AND
DILUTED LOSS PER SHARE                                          12,864,643        11,755,888         10,640,895
                                                              -------------      ------------     --------------



         See accompanying notes to consolidated financial statements.



                      CELL TECH INTERNATIONAL INCORPORATED
                                AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY




                                                   Common Stock           Additional
                                            ---------------------------    Paid-In         Retained       Shareholders'
                                               Shares         Amount       Capital         Earnings          Equity
                                            -------------    ----------   -----------    --------------   --------------

BALANCES, December 31, 1999                   10,640,895   $   106,409  $  2,299,696   $    16,142,856  $    18,548,961

Net loss                                               -             -             -        (2,783,939)      (2,783,939)
                                            -------------    ----------   -----------    --------------   --------------

BALANCES, December 31, 2000                   10,640,895       106,409     2,299,696        13,358,917       15,765,022

Net loss                                               -             -             -        (5,015,350)      (5,015,350)
                                             -------------    ----------   -----------    --------------   --------------

BALANCES, December 31, 2001                   10,640,895       106,409     2,299,696         8,343,567       10,749,672

Net~loss                                               -             -             -        (3,497,387)      (3,497,387)
                                             -------------    ----------   -----------    --------------   --------------

BALANCES, December 31, 2002                   10,640,895   $   106,409  $  2,299,696   $     4,846,180  $     7,252,285
                                            -------------    ----------   -----------    --------------   --------------




          See accompanying notes to consolidated financial statements.




                      CELL TECH INTERNATIONAL INCORPORATED
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOW



                                                                                   Years ended December 31,
                                                                         --------------------------------------------------
                                                                            2002              2001              2000
                                                                       ---------------    -------------     -------------

CASH FLOWS FROM OPERATING ACTIVITIES

   Net loss                                                            $   (3,497,387) $     (5,015,350) $     (2,783,939)
   Adjustments to reconcile net loss to cash
     provided by (used for) operating activities:
     Depreciation and amortization                                          1,162,726        2,607,668         3,347,670
     (Gain) loss on sale of fixed assets                                       (1,827 )        (15,175 )          60,693
     Reserve for potentially unsaleable inventories                         3,100,000                -                 -
     Impairment of fixed assets and intangibles                               873,528        2,589,940           136,381
     Changes in assets and liabilities:
       Receivables                                                            (44,928 )        208,062           (45,494)
       Inventories                                                             80,480        1,871,221         2,355,388
       Prepaid expenses                                                      (125,802 )        290,165          (112,205)
       Other assets                                                          (305,851 )        (70,374 )         (36,159)
       Accounts payable                                                      (454,474 )       (370,606 )      (1,305,316)
       Commissions payable                                                   (248,821 )       (649,999 )      (2,527,240)
       Sales tax payable                                                      (12,546 )        (30,645 )         (61,527)
       Accrued payroll and payroll related liabilities                         38,196          (39,883 )        (125,135)
       Other accrued expenses                                                 714,632           (2,188 )         532,871
                                                                       ---------------    -------------     -------------

Net cash provided by (used for) operating activities                        1,277,926        1,372,836          (564,012)
                                                                       ---------------    -------------     -------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of property and equipment                                        (584,551 )       (253,662 )        (145,493)
   Proceeds from sale of equipment                                              7,250           47,000             4,094
                                                                       ---------------    -------------     -------------

Net cash used for investing activities                                       (577,301 )       (206,662 )        (141,399)
                                                                       ---------------    -------------     -------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Bank overdraft                                                            (295,097 )       (547,446 )       1,062,967
   Payments on long-term debt                                              (1,847,196 )       (963,357 )      (1,099,026)
   Proceeds from debt financing                                             2,100,000                -                 -
   Net proceeds (repayments) from related party debt                         (658,332 )        344,629           741,470
                                                                       ---------------    -------------     -------------

Net cash provided by (used for) financing activities                         (700,625 )     (1,166,174 )         705,411
                                                                       ---------------    -------------     -------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                -                -                 -

CASH AND CASH EQUIVALENTS, beginning of year                                        -                -                 -
                                                                       ---------------    -------------     -------------

CASH AND CASH EQUIVALENTS, end of year                               $              -   $            -    $            -
                                                                       ==============    ===============   ==============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
    Cash paid during the year for:
    Interest                                                         $        250,190   $      602,570    $      779,424
                                                                       ===============    ==============    =============

          See accompanying notes to consolidated financial statements.
                                      F-7

                      CELL TECH INTERNATIONAL INCORPORATED
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 -- SUMMARY OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

BUSINESS

Cell Tech International Incorporated, The New Algae Company (NAC), and The New Earth Company (NEC), collectively the "Company," are engaged in the production and marketing of food supplement products made with blue-green algae harvested from Klamath Lake, Oregon. The Company uses a multi-level distributor network throughout the United States and Canada to distribute its products. The Company commenced operations as NAC in 1982 and subsequently formed NEC to further its operations. In 1990 NAC purchased the assets of Cell Tech, Inc. and then began doing business under the trade name "Cell Tech".

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

                      CELL TECH INTERNATIONAL INCORPORATED
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

                       CELL TECH INTERNATIONAL INCORPORATED
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

EARNINGS PER SHARE

The computations of the weighted-average common shares used in the computation of basic and diluted net income (loss) per share is based on 12,864,643, 11,755,888 and 10,640,895 shares for the years ended December 31, 2002, 2001 and 2000. Potential dilutive securities were not included in the EPS calculation since their effect would be antidilutive. In accordance with SFAS No. 128, "Earnings Per Share," the Company has included in weighted average common shares 2,923,273 shares for the year ended December 31, 2002 earned by Mr. Zubair Kazi but not yet issued (see Note 10). Potential dilutive securities consisted of outstanding stock options and convertible preferred stock and common stock purchase warrants.

                      CELL TECH INTERNATIONAL INCORPORATED
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



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

In December 2002, FASB issued Statement No. 148 (SFAS No. 148), "Accounting for Stock-Based Compensation -- Transition and Disclosure -- An Amendment of FASB Statement No. 123." SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company is required to follow the prescribed format and provide the additional disclosures required by SFAS No. 148 in its annual financial statements for the year ended December 31, 2002 and must also provide the disclosures in its quarterly reports containing condensed financial statements for interim periods beginning with the quarterly period ended March 31, 2003. The adoption of SFAS No. 148 is not expected to have a material effect on the Company's financial position or results of operations.

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

                      CELL TECH INTERNATIONAL INCORPORATED
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

NOTE 3 -- RECEIVABLES

As revenues are generally paid with credit cards and thereby collected at the time of shipment, the Company does not record trade accounts receivable. Receivables consist of the following:

                                               December 31,
                                       ------------------------------
                                           2002             2001
                                       -------------     ------------

Credit card deposits in transit      $      303,746    $     239,618

Miscellaneous receivables                    68,265           87,465
                                       -------------     ------------

                                     $      372,011    $     327,083
                                       =============     ============

                       CELL TECH INTERNATIONAL INCORPORATED
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 4 -- INVENTORIES

Inventories consist of the following:                                                     December 31,
                                                                                  ------------------------------
                                                                                      2002             2001
                                                                                  -------------     ------------
Work in progress                                                                $    9,520,527    $   9,524,882
Finished goods                                                                         588,586          654,759
Sales aids                                                                              15,185           25,137
                                                                                  -------------     ------------

                                                                                    10,124,298       10,204,778
Less reserve for potentially unsaleable inventories (Note 12)                      (4,000,000)         (900,000)
                                                                                  -------------     ------------

                                                                                     6,124,298        9,304,778
Less current portion                                                               (2,300,000)       (2,000,000)
                                                                                  -------------     ------------

                                                                                $    3,824,298    $   7,304,778
                                                                                   =============    ============

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

NOTE 5 -- PROPERTY AND EQUIPMENT

Property and equipment consist of the following:                                         December 31,
                                                                               ---------------------------------
                                                                                    2002              2001
                                                                               ---------------    --------------

Land and improvements                                                        $         17,817   $        17,817
Buildings and improvements                                                          6,254,180         6,403,785
Furniture and fixtures                                                                741,754           752,921
Machinery and equipment                                                             8,894,246         8,228,088
                                                                               ---------------    --------------

                                                                                   15,907,997        15,402,611
Less accumulated depreciation                                                      (9,106,608)       (8,083,928)
                                                                               ---------------    --------------

                                                                             $      6,801,389   $     7,318,683
                                                                               ===============    ==============

Depreciation expense aggregated $1,111,629, $2,386,418 and $2,459,190, for 2002,
2001 and 2000, respectively.

                       CELL TECH INTERNATIONAL INCORPORATED
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company has ceased utilizing the harvest site on the A canal of the Klamath Irrigation District (KID) for an indefinite period of time. The Company will continue to utilize the building on the adjacent leased property and certain of the equipment in other production areas and will continue to record depreciation expense for these assets. Some of the equipment located on the canal site cannot be relocated or used for other purposes and has been written-off. Certain other equipment is being held for sale.

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

NOTE 6 -- OTHER ASSETS

Other assets consist of the following:                                                  December 31,
                                                                             ----------------------------------
                                                                                  2002                 2001
                                                                              -------------        -------------

Trademarks, net of accumulated amortization of $38,978 and $33,623          $       57,196       $       57,302
Deposits                                                                            55,441               75,466
Restricted cash                                                                    198,963              159,324
Loan Fees                                                                          235,246                    -
                                                                              -------------        -------------

                                                                            $      546,846       $      292,092
                                                                              ==============       =============

Amortization expense aggregated $51,097, $221,250 and $888,480 for 2002, 2001 and 2000, respectively.

                      CELL TECH INTERNATIONAL INCORPORATED
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 -- LONG-TERM DEBT

Long-term debt consists of the following:

                                                                                        December 31,
                                                                               ----------------------------------
                                                                                 2002                  2001
                                                                               ------------         -------------

Receivable loans, advances and inventory loans, secured by substantially all of the assets of the Company, interest at the prime rate plus 2.5%
per annum (7.5% at December 31, 2001), repaid in 2002                       $           -        $      633,852

Term loans and equipment acquisition loans, secured by substantially all of the assets of the Company, interest at prime rate plus 2.75% (7.75%
at December 31, 2001) and repaid in 60 monthly installments                             -             1,213,344

Term loan secured by substantially all of the assets of the Company, effective rate of interest is 14%. Payment is due in full in June 2003. It can be extended for one year at that date if the Company is in
compliance with all loan covenants.                                             2,100,000                     -

Note payable to a nonprofit organization, secured by rights of property and leasehold improvements, with annual payments of $75,000 including
interest at 6.25%, maturing July 19, 2005 (see Note 10).                          313,790               313,790

Note payable to vendor issued in exchange for cancellation of accounts payable to vendor. Note requires 37 monthly payments of $50,000 that began on October
11, 2002 and a final payment of $35,917 due on November
1, 2005, with an implied discount rate of 11.13%.                               1,478,275                     -
                                                                              ------------         -------------

                                                                                3,892,065             2,160,986

Less current portion                                                           (2,872,145)           (2,160,986)
                                                                              ------------         -------------

                                                                            $   1,019,920        $            -
                                                                              ============         =============

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

                      CELL TECH INTERNATIONAL INCORPORATED
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The primary components of temporary differences which compose the Company's net deferred tax assets and liabilities as of December 31, 2002 and 2001 are as follows:

                                                     December 31,
                                             -------------------------------
                                                2002              2001
                                            --------------    -------------

Deferred tax assets (liability):
         Inventory adjustments            $     1,600,000   $      645,000
         Accrued expenses                         211,000          308,000
         Litigation reserve                       595,000          633,000
         Other                                     18,000           38,000
                                            --------------    -------------

Current deferred tax assets, net                2,424,000        1,624,000
                                            --------------    -------------

Net operating losses and credits                4,150,000        3,790,000
Property and equipment                           (695,000)        (464,000)

                                            --------------    -------------

Non-current deferred tax assets, net            4,845,000        3,326,000
                                            --------------    -------------

Net deferred tax assets                         7,269,000        4,950,000
Less: valuation allowance                      (7,269,000)      (4,950,000)
                                            --------------    -------------

                                          $             -   $            -
                                            ==============    =============

                      CELL TECH INTERNATIONAL INCORPORATED
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company annually evaluates the realization of the net deferred tax asset, taking into consideration prior earnings history, projected operating results and the reversal of temporary tax differences. At December 31, 2002 and 2001, the Company recorded a valuation allowance as a result of the uncertainty relating to the realizability of the net deferred tax asset.

NOTE 9 -- STOCK OPTIONS AND WARRANTS

WARRANTS

On August 6, 1999, the Company issued warrants to purchase shares of its common stock to the following parties for their services as follows:

                          Number of        Exercise           Term
                          Warrants           Price
                          ------------    ------------     ------------

Andromeda                  100,000          $1.3337          5 year
Hateley & Hampton          300,000          $0.0749          5 year
Wharton Capital            267,000          $0.0749          5 year

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

                                         Shares               Price
                                     ----------------    ----------------

Outstanding at December 31, 1999           2,268,324   $  0.075 - 84.65

         Granted                                   -            -
                                     ----------------    ----------------

Outstanding at December 31, 2000           2,268,324      0.075 - 84.65

         Granted                                   -            -
         Expired                            (128,926)           -
                                     ----------------    ----------------

Outstanding at December 31, 2001           2,139,398      0.075 - 84.65
         Granted                                   -            -
         Expired                                   -            -
                                     ----------------    ----------------

Outstanding at December 31, 2002           2,139,398   $  0.075 - 84.65
                                     ----------------    ----------------

The above warrants have a weighted average remaining contractual life of 1.6 years.

                       CELL TECH INTERNATIONAL INCORPORATED
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

                                    Shares             Price
                                  -----------     -----------------

Outstanding, December 31, 1999        25,802    $  3.05 - 142.49
         Granted                           -             -
         Expired                           -             -
         Exercised                         -             -
                                  -----------     -----------------

Outstanding, December 31, 2000        25,802       3.05 - 142.49
         Granted                           -             -
         Expired                          --             -
         Exercised                         -             -
                                  -----------     -----------------

Outstanding, December 31, 2001        25,802       3.05 - 142.49
         Granted                           -             -
         Expired                           -             -
         Exercised                         -             -
                                  -----------     -----------------

Outstanding, December 31, 2002        25,802    $  3.05 - 142.49
                                  ===========     =================

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

LITIGATION

On February 6, 1998, Oregon Freeze Dry, Inc. (OFD), a vendor, filed a complaint against the Company alleging that the Company wrongfully terminated its contract with OFD. On December 20, 2002 a settlement agreement between the parties was signed and the lawsuit was dismissed. The parties agreed that the Company will pay $1,885,917 to OFD. Payments are to be $50,000 per month. The settlement has been accounted for in terms of SFAS I5 and as a result the original payable has been retained as the liability and interest has been imputed on the note at 11.13% per annum. $1,478,275 is included in notes payable at December 31, 2002. As of December 31, 2002, the Company is current on its payment obligations to OFD. Additionally, the Company is obligated to use Oregon Freeze Dry, Inc for all of its freeze-drying needs. If the Company chooses to use a bulk drying method other than freeze drying, then the Company will pay a fee of 25 cents per pound to OFD for a period of up to 10 years, but not to exceed $2,500,000 for each pound of algae dried using such alternative method.

                      CELL TECH INTERNATIONAL INCORPORATED
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

On June 6, 2002, Mr. Kollman filed a lawsuit in the name of KCS in the Circuit Court for the state of Oregon to evict Cell Tech from property owned by KCS. In this lawsuit, Mr. Kollman also alleges that Cell Tech has not paid approximately $1,050,000 in rent. Marta Carpenter is seeking to stop the evictions and the Company is resisting Mr. Kollman's attempt to evict it. The Company intends to vigorously defend this lawsuit. The Company cannot predict the amount of loss, if any, which could result from this lawsuit, but an unfavorable outcome could have a material adverse impact upon its financial condition.

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

                       CELL TECH INTERNATIONAL INCORPORATED
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

                      CELL TECH INTERNATIONAL INCORPORATED
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

COVENANTS RELATED TO THE PRIVATE PLACEMENT TO MR. ZUBAIR KAZI

In connection with the sale of 1,157,895 common shares to a private investor in 1999, the Company made certain promises to the investor. In the event that the consolidated shareholders' equity of the Company is less than $20,000,000 at December 31, 1999 and the first reset date (see below), the Company shall immediately issue to Mr. Zubair Kazi additional common stock and warrants. The amount shall equal 1,157,895 multiplied by the percentage by which the shareholders' equity is less than $20,000,000. The Company did not maintain a shareholders' equity of $20,000,000 at December 31, 1999 and as a result, 681,798 shares and 681,798 warrants were due to Mr. Kazi as of December 31, 2000. As of December 31, 2002, there were 2,923,273 shares and 2,923,273 warrants due to Mr. Kazi. The accrued liability related to the issuance of these shares and warrants is $568,359and has been accounted for in the financial statements.

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

The Company is obligated, upon the effective date of its' next registration statement (First reset date), to issue additional purchased securities in accordance with the following reset rights:

o If the ratio of $1.425 per share divided by the average closing bid price for the last twenty trading days prior to the first reset date (the first reset ratio) is greater than the ratio of $1.425 divided by the average closing bid price for the last twenty days prior to the execution of the Term Sheet, or September 13, 1999 (the Initial Ratio), on the first reset date, then the Company shall issue to the investor additional purchased securities so that the initial ratio and the first reset ratio are equal and pursuant to the following formula:

o Amount of Additional Purchased Securities = ((First Reset Ratio)/(Initial Ratio)-1) times 1,157,895.

o In addition, if the investor holds any Purchased Warrants for the period covered by the last three reset dates, the exercise price of these Purchased Warrants shall be reduced by the following formula:

o Exercise Price of Purchased Warrants = ((Initial Ratio)/(First Reset Ratio)) times $1.425.

                      CELL TECH INTERNATIONAL INCORPORATED
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


o The investor is entitled to five additional reset dates which will occur as follows:

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

LEASES

The Company has noncancelable operating leases (Note12), primarily for facilities space, office equipment and phone systems, which expire over the next five years and thereafter. Future minimum lease payments under operating leases are summarized as follows:

Years ending December 31,                                          AMOUNT
--------------------------------                                --------------

                  2003                                        $       157,322
                  2004                                                101,863
                  2005                                                 54,300
                  Thereafter                                            3,000
                                                                --------------

                                                              $       316,485
                                                                --------------

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

                      CELL TECH INTERNATIONAL INCORPORATED
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 13 -- OTHER INCOME

Other income insists of the following:

                                                                               Years ended December 31,
                                                                     ------------------------------------------------
                                                                        2002             2001              2000
                                                                     -------------     ------------     -------------


August celebration sales                                          $       18,024    $      16,058    $       27,750
Genealogy fee income                                                      74,811          102,924           163,648
Interest income                                                           32,831           37,981            57,507
Miscellaneous income (expense)                                           208,526          313,846           286,916
Management fee income from a related party                               192,762          196,217           195,917
Stock penalties                                                         (243,120)         (75,239)         (250,000)
Gain (loss) on disposal of assets                                          1,827           15,175           (60,693)
                                                                    -------------     ------------     -------------

                                                                  $      285,661    $     606,962    $      421,045
                                                                    =============     ============     =============

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

NOTE 15 -- QUARTERLY RESULTS (UNAUDITED)

Quarterly results for the years ended December 31, 2002 and 2001 are reflected below:

                                                    FIRST            SECOND           THIRD(A)          FOURTH(B)
  ------------------------------------------------------------------------------------------------------------------

  2002

  Revenue                                      $    7,105,704    $   6,755,115    $    6,450,651    $     5,882,277
  Operating income/(loss)                      $      141,410    $       2,867    $  (2,960,149)    $     (702,129)
  Net income/(loss)                            $      109,073    $      52,487    $  (2,971,264)    $     (687,683)
  Net income/(loss) per share - basic and
  diluted                                      $          .01    $         .01    $        (.23)    $         (.05)

  2001

  Revenue                                      $    8,062,064    $   7,603,248    $    7,278,704    $     7,068,060
  Operating loss                               $    (935,474)    $   (706,956)    $    (437,693)    $   (2,919,954)
  Net loss                                     $  (1,048,261)    $   (748,594)    $    (423,908)    $   (2,794,587)
  Net loss per share - basic and diluted       $        (.09)    $       (.06)    $        (.04)    $         (.24)


(a) Includes third quarter adjustments.

During the third quarter of 2002, the Company recorded an adjustment that decreased its net income by $3,100,000. The adjustment was to record an additional provision for unsaleable inventories.

                      CELL TECH INTERNATIONAL INCORPORATED
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



(b) Includes fourth quarter adjustments.

During the fourth quarter of 2002, the Company recorded an adjustment that increased its net loss by $873,529. The adjustment was a charge to Write-down expense for the impairment of certain Property, Plant & Equipment.