Form 10-Q
period 2003-06-30
CELL TECH INTERNATIONAL INC
filed 2003-08-14
CIK 1015194

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED: JUNE 30, 2003
                                       or

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

                                 Yes [ ] No [X]

As of July 31, 2003, the number of shares outstanding of the registrant's sole class of common stock, par value $0.01 per share was 13,974,087.




                                TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION....................................................................................1

     ITEM 1.  FINANCIAL STATEMENTS................................................................................1

         Consolidated Balance Sheets..............................................................................1
         Consolidated Statements of Operations....................................................................2
         Consolidated Statements of Cash Flows....................................................................3
         Notes to Consolidated Financial Statements...............................................................4
     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS...............10
         Overview................................................................................................11
         Results of Operations...................................................................................13
         Three months ended June 30, 2003 compared with the three months ended June 30, 2002.....................13
         Six months ended June 30, 2003 compared with the six months ended June 30, 2002.........................15
         Liquidity and Capital Resources.........................................................................16
         Cash Flows..............................................................................................17
         Recent Financial Accounting Standards Board Statements..................................................17
         Special Note Regarding Forward-Looking Statements.......................................................18
     ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK..........................................19
     ITEM 4. CONTROLS AND PROCEDURES.............................................................................19
 PART II -- OTHER INFORMATION....................................................................................20
     ITEM 1. LEGAL PROCEEDINGS...................................................................................20
     ITEM 2. CHANGES IN SECURITIES...............................................................................21
     ITEM 3. DEFAULTS UPON SENIOR SECURITIES.....................................................................21
     ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.................................................21
     ITEM 5. OTHER INFORMATION...................................................................................22
     ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K....................................................................22
     SIGNATURES..................................................................................................23
CERTIFICATION PURSUANT TO SECTION 302 (A) OF THE SARBANES-OXLEY ACT OF 2002......................................24
CERTIFICATION PURSUANT TO SECTION 302(A) OF THE SARBANES-OXLEY ACT OF 2002.......................................25
CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF
2002.............................................................................................................26
CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF
2002.............................................................................................................27



                      CELL TECH INTERNATIONAL INCORPORATED
                                AND SUBSIDIARIES




                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                           CONSOLIDATED BALANCE SHEETS
                                                                                  June 30,         December 31,
                                                                                    2003               2002
                                                                                -------------     ----------------
                                                                                (Unaudited)
ASSETS

CURRENT ASSETS
   Receivables                                                                $      189,139    $         372,011
   Current portion of inventories                                                  2,300,000            2,300,000
   Prepaid expenses                                                                  289,397              586,662
                                                                                -------------     ----------------



LONG-TERM INVENTORIES, net of current portion                                      3,295,845            3,824,298
PROPERTY AND EQUIPMENT, net of accumulated depreciation                            6,383,212            6,801,389
PROPERTY AND EQUIPMENT IDLE, net                                                     701,287            1,382,570
OTHER ASSETS                                                                         360,395              546,846
                                                                                -------------     ----------------

Total assets                                                                  $   13,519,275    $      15,813,776
                                                                                =============     ================

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Bank overdraft                                                             $      554,885    $         468,008
   Accounts payable                                                                  761,338              594,329
   Commissions payable                                                               899,535              970,315
   Sales taxes payable                                                                57,908               69,797
   Accrued payroll and related liabilities                                           338,518              291,140
   Other accrued expenses                                                            816,615            1,848,070
   Current portion of long-term debt                                               2,550,600            2,872,145
   Related party payable                                                             573,002              427,767
                                                                                -------------     ----------------

Total current liabilities                                                          6,552,401            7,541,571
                                                                                -------------     ----------------

LONG-TERM LIABILITIES
   Long-term debt, net of current portion (Note 5)                                   782,262            1,019,920

   Other long-term liabilities                                                        50,000                    -
                                                                                -------------     ----------------

Total liabilities                                                                  7,384,663            8,561,491
                                                                                -------------     ----------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
   Series A convertible preferred stock - no par value; 4,175,000 shares
     authorized; none issued and outstanding in 2003 and 2002                              -                    -
   Series B convertible preferred stock - no par value; 800,000 shares
     authorized; none issued and outstanding in 2003 and 2002                              -                    -
   Undesignated preferred stock - no par value; 1,825,000 shares
     authorized; none issued and outstanding in 2003 and 2002                              -                    -
   Common stock - $.01 par value; in 2003 and 2002, 50,000,000 shares
     authorized, 13,974,087 and 10,640,895 shares issued and outstanding             139,741              106,409
   Additional paid-in capital                                                      2,891,224            2,299,696
   Retained earnings                                                               3,103,647            4,846,180
                                                                                --------------     ---------------

Total stockholders' equity                                                         6,134,612            7,252,285
                                                                                -------------     ----------------

Total liabilities and stockholders' equity                                    $   13,519,275    $      15,813,776
                                                                                =============     ================
                                        1


          See accompanying notes to consolidated financial statements.


                      CELL TECH INTERNATIONAL INCORPORATED
                                AND SUBSIDIARIES



                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                               For the Six Months Ended             For the Three Months Ended
                                                       June 30,                              June 30,
                                              -------------------------------     -----------------------------------
                                                2003              2002                2003                2002
                                            -------------     -------------     ------------------    -------------
                                              (Unaudited)      (Unaudited)            (Unaudited)       (Unaudited)

REVENUE                                   $   11,600,925    $   13,860,819    $         5,667,933   $    6,755,115

COST OF SALES                                  3,628,427         3,967,740              1,762,165        1,955,816
                                            -------------     -------------     ------------------    -------------


GROSS PROFIT                                   7,972,498         9,893,079              3,905,768        4,799,299

COMMISSIONS                                    4,896,457         6,380,258              2,361,022        3,053,187
                                            -------------     -------------     ------------------    -------------


GROSS PROFIT AFTER COMMISSIONS                 3,076,041         3,512,821              1,544,746        1,746,112

SHIPPING AND HANDLING EXPENSES                   747,012           742,024                363,408          359,088

SELLING EXPENSES                               2,182,396         1,941,493              1,072,359          990,060

RESEARCH AND DEVELOPMENT                         105,724            82,143                 46,165           46,263

GENERAL AND ADMINISTRATIVE                     1,112,159           610,051                633,271          348,213

ASSET WRITE-DOWN                                 528,632                 -                528,632                -
                                            -------------     -------------     ------------------    -------------

OPERATING INCOME (LOSS)                       (1,599,882)          137,110             (1,099,089)           2,488

OTHER INCOME                                     133,386           120,185                (33,083)          98,588

INTEREST EXPENSE                                (276,037)          (95,735)              (111,310)         (48,589)
                                            -------------     -------------     ------------------    -------------


NET INCOME (LOSS)                         $  (1,742,533)    $      161,560 $           (1,243,482)   $       52,487
                                             ==============    ==============     ==================   ==============



BASIC AND DILUTED INCOME (LOSS)
PER SHARE                                 $       (0.13) $            0.01 $               (0.09)   $         0.01
                                            ==============    ==============     ==================   ==============



WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING
USED TO CALCULATE BASIC AND
DILUTED LOSS PER SHARE                        13,790,519        12,467,534             13,790,519       12,467,534
                                            ==============    ==============     ==================   ==============





          See accompanying notes to consolidated financial statements.

                      CELL TECH INTERNATIONAL INCORPORATED
                                AND SUBSIDIARIES


                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                      For the Six Months Ended
                                                                                              June 30,
                                                                                   ---------------------------------
                                                                                      2003                2002
                                                                                  --------------      -------------

CASH FLOWS FROM OPERATING ACTIVITIES

   Net income (loss)                                                            $    (1,742,533) $         161,560
   Adjustments to reconcile net loss to cash
     provided by operating activities:
     Depreciation and amortization                                                      519,966            580,277
      Impairment of fixed assets and intangibles                                        528,632                  -
     Loss on sale of fixed assets                                                        90,498              3,381
     Changes in assets and liabilities:
       Receivables                                                                      182,872             50,577
       Inventories                                                                      528,453            631,155
       Prepaid expenses                                                                 297,265            201,901
       Other assets                                                                     186,451            (28,473)
       Accounts payable                                                                 167,009           (367,122)
       Commissions payable                                                              (70,780)           (93,327)
       Sales tax payable                                                                (11,889)           (12,569)
       Accrued payroll and payroll related liabilities                                   47,378            (14,400)
       Other accrued expenses                                                          (356,595)           102,560
                                                                                  --------------      -------------

Net cash provided by operating activities                                               366,727          1,215,520
                                                                                  --------------      -------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of property and equipment                                                   (64,724)          (162,417)
   Proceeds from disposals of equipment                                                  75,116                700
   Additions to construction in progress                                                (50,028)          (167,066)
                                                                                  --------------      -------------

Net cash used for investing activities                                                  (39,636)          (328,783)
                                                                                  --------------      -------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Bank overdraft                                                                        86,877           (567,373)
   Net payments on long-term debt                                                      (559,203)          (145,311)
   Net proceeds from related party debt                                                 145,235           (174,053)
                                                                                  --------------      -------------

Net cash used for financing activities                                                 (327,091)          (886,737)
                                                                                  --------------      -------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                          -                  -

CASH AND CASH EQUIVALENTS, beginning of year                                                  -                  -
                                                                                  --------------      -------------

CASH AND CASH EQUIVALENTS, end of period                                        $             -     $            -
                                                                                  ================    ==============


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
 Cash paid during the period for:
     Interest                                                                   $       276,037     $       79,075
                                                                                  ================    ==============


NON-CASH FLOW TRANSACTIONS
   Par value of accrued penalty shares issued:                                  $        33,332     $            -
   Additional paid-in capital related to accrued
     penalty shares issued                                                      $       591,528     $            -
   Decrease in other accrued expenses for accrued
     penalty shares issued                                                      $      (624,860)    $            -
                                                                                  ================    ==============

          See accompanying notes to consolidated financial statements.


                      CELL TECH INTERNATIONAL INCORPORATED
                                AND SUBSIDIARIES


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

BUSINESS

Cell Tech International Incorporated ("Cell Tech" or "we" "us" "our") and The New Algae Company, Inc. ("NAC"), collectively the "Company," are engaged in producing and marketing food supplement products made with blue-green algae harvested from Klamath Lake, Oregon. We use a multi-level distributor network throughout the United States, the District of Columbia, Guam, Puerto Rico, American Samoa, the Virgin Islands and Canada to distribute our products.

PRESENTATION OF INTERIM INFORMATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of our management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, considered necessary for a fair statement of our financial information as of and for the periods presented. The consolidated results of operations of any interim period are not necessarily indicative of the consolidated results of operations we expect for the fiscal year. For further information, refer to the consolidated financial statements and accompanying footnotes included in our annual report on Form 10-K and 10-K/A for the year ended December 31, 2002.

GOING CONCERN

During 2002, we were able to obtain new financing that allowed us to repay the borrowings under the former line of credit. As of June 30, 2003, we are in compliance with the loan covenants under the new loan agreement. Additionally, management has introduced several new products and advertising campaigns in order to increase revenues and reverse the trend of net losses in the first half of 2003 and prior years. Although management believes that it has made progress during the first half of 2003 on issues affecting our ability to continue as a going concern, we have experienced recurring net losses and have negative working capital at June 30, 2003. These conditions give rise to substantial doubt about our ability to continue as a going concern.

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

                      CELL TECH INTERNATIONAL INCORPORATED
                                AND SUBSIDIARIES


NOTE 1 - SUMMARY OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

BASIS OF CONSOLIDATION

Our accompanying consolidated financial statements include our accounts and our subsidiary, NAC. We have eliminated Intercompany transactions and balances on consolidation.

USE OF ESTIMATES

The preparation of the financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect amounts reported in the financial statements and accompanying notes. Actual results could differ materially from those estimates.

REVENUE RECOGNITION

We recognize revenue from the sale of our products upon shipment, at which time title passes. We estimate an allowance for sales returns based on historical experience with product returns.

ACCOUNTING FOR STOCK OPTIONS

We have adopted the intrinsic value method of accounting for employee stock options as permitted by Statement of Financial Accounting Standards No. 123, "Accounting for Stock-based Compensation" (SFAS No. 123) and as amended by SFAS No. 148. It discloses the pro forma effect on loss and loss per share as if we had applied the fair value based method. For equity instruments, including stock options issued to non-employees, the fair value of the equity instruments or the fair value of the consideration received, whichever is more readily determinable, is used to determine the value of services or goods received and the corresponding charge to operations.

We have not disclosed the effect on loss and loss per share as if we had applied the fair value recognition provision of SFAS No. 123 to stock-based employee compensation because it is not significantly different from the historical results.

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

GOODWILL AND OTHER INTANGIBLE ASSETS

Effective January 1, 2002, we adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). Under SFAS 142, goodwill and intangible assets with indefinite lives are no longer amortized but will be reviewed annually, or more frequently if impairment indicators arise, for impairment. We will continue to amortize, over their estimate useful lives of 10 years, other intangible assets with finite lives, consisting of trademarks with a carrying value of $57,302 at January 1, 2002. As of the date of the adoption of the new accounting standards, there was no remaining goodwill to be amortized.

                      CELL TECH INTERNATIONAL INCORPORATED
                                AND SUBSIDIARIES


NOTE 1 - SUMMARY OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS

On January 1, 2002, we adopted Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Asset," ("SFAS No. 144"), which, for impaired assets or long-lived assets to be disposed of, supercedes SFAS No. 121. The adoption of SFAS No. 144 did not affect the financial position or results of operations.

We account for the impairment of long-lived assets to be held and used, when indications of impairment are present, by evaluating the carrying value in relation to the operating performance and future undiscounted cash flows of the underlying business. We report long-lived assets held for disposal at the lower of their carrying value or fair value less costs to sell.

During the three months ended June 30, 2003, we identified certain assets for sale by auction and recorded an additional impairment of $528,632 in order to value the assets at their net realizable value.

RECLASSIFICATIONS

We have reclassified certain prior period amounts to conform to the current period presentation.

NOTE 2 - INVENTORIES

Inventories consist of the following:

                                           June 30,         December 31,
                                             2003               2002
                                       -----------------   ----------------

Work in progress                     $        8,447,041  $       9,520,527
Finished goods                                  551,908            588,586
Sales aids                                       18,687             15,185
                                        -----------------   ----------------

                                              9,017,636         10,124,298
Less reserve for potentially
 unsaleable inventories                      (3,421,791)        (4,000,000)
                                        -----------------   ----------------

                                              5,595,845          6,124,298
Less current portion                         (2,300,000)        (2,300,000)
                                       -----------------   ----------------

                                     $        3,295,845  $       3,824,298
                                       -----------------   ----------------

Certain of our inventory is marketable only to the agricultural market. Sales in this market have been less than anticipated and management has recognized that an impairment of inventory may exist. We have established reserves of $3,421,791 and $4,000,000 at June 30, 2003 and December 31, 2002, respectively.

NOTE 3 -- EARNINGS PER SHARE COMPUTATION

The computations of the weighted-average common shares used in the computation of basic and diluted net loss per share is based on 13,790,519 and 12,467,534 shares for the six months ended June 30, 2003 and 2002, respectively. Potential dilutive securities were not included in the EPS calculation since their effect would be antidilutive. Potential dilutive securities consisted of outstanding stock options and convertible preferred stock and common stock purchase warrants.

                      CELL TECH INTERNATIONAL INCORPORATED
                                AND SUBSIDIARIES

NOTE 4 - RECENT ACCOUNTING PRONOUNCEMENTS


In November 2002, the FASB issued FIN No. 45 "Guarantor's Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others -- an interpretation of FASB Statements No. 5, 57 and 107 and rescission of FIN 34." The following is a summary of our agreements that we have determined are within the scope of FIN 45.

Under our bylaws, we have agreed to indemnify our officers and directors for certain events or occurrences arising as a result of the officer or director's serving in such capacity. The term of the indemnification period is for the officer's or director's lifetime. We have a separate indemnification agreement with each of our directors that requires us, subject to certain exceptions, to indemnify him or her to the fullest extent authorized or permitted by our bylaws and the Delaware Corporation Code. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited. However, we have a directors and officer liability insurance policy that limits our exposure and enables us to recover a portion of any future amounts paid. As a result of our insurance policy coverage, we believe the estimated fair value of these indemnification agreements is minimal and has no liabilities recorded for these agreements as of December 31, 2002 or June 30, 2003.

We enter into indemnification provisions under (i) our agreements with other companies in our ordinary course of business, typically with business partners, contractors, and customers, landlords and (ii) our agreements with investors. Under these provisions, we generally indemnify and hold harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of our activities or, in some cases, as a result of the indemnified party's activities under the agreement. These indemnification provisions often include indemnifications relating to representations made by us with regard to intellectual property rights. These indemnification provisions generally survive termination of the underlying agreement. In addition, in some cases, we have agreed to reimburse employees for certain expenses. The maximum potential amount of future payments we could be required to make under these indemnification provisions is unlimited. We have not incurred material costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, we believe the estimated fair value of these agreements is minimal. Accordingly, we have no liabilities recorded for these agreements as of December 31, 2002 or June 30, 2003.

In January 2003, the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities, an Interpretation of ARB 51." The primary objectives of FIN No. 46 are to provide guidance on the identification of entities for which control is achieved through means other than through voting rights ("variable interest entities" or "VIEs") and how to determine when and which business enterprise should consolidate the VIE. This new model for consolidation applies to an entity for which either: (a) the equity investors (if any) do not have a controlling financial interest; or (b) the equity investment at risk is insufficient to finance that entity's activities without receiving additional subordinated financial support from other parties. In addition, FIN No. 46 requires that both the primary beneficiary and all other enterprises with a significant variable interest in a VIE make additional disclosures. We are required to apply FIN No. 46 to all new variable interest entities created or

                      CELL TECH INTERNATIONAL INCORPORATED
                                AND SUBSIDIARIES

acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, we are required to apply FIN No. 46 beginning on July 1, 2003. We do not anticipate that FIN No. 46 will materially affect our consolidated financial statements.

In June 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This statement established standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify the following financial instruments as liabilities (or assets in some circumstances) in its financial statements: instruments issued in the form of shares that are manditorily redeemable through the transfer of the issuer's assets at a specified date or upon an event that is likely to occur; an instrument (other than an outstanding share) that embodies an obligation to repurchase the issuer's equity shares and that requires or may require the issuer to settle the obligation through the transfer of assets; an instrument that embodies an unconditional obligation; or an instrument (other than an outstanding share) that embodies a conditional obligation that the issuer must or may settle by issuing a variable number of equity shares. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. We are currently assessing the impact of this statement on our consolidated financial statements.

NOTE 5 - LONG-TERM DEBT

In September 2002, La Jolla Loans, Inc. ("La Jolla Loans") purchased and took an assignment of our financing facility with Coast Business Credit. At the same time, we entered into a Forbearance and Extension Agreement with La Jolla Loans. Under the terms of the forbearance agreement, La Jolla Loans will not declare a default until June 30, 2003, when the entire principal is due. La Jolla Loans extended the forbearance period to June 30, 2004 by payment of a $75,000 renewal fee. Interest of $24,208 at an effective rate of 14% is payable monthly along with additional monthly impound payments of approximately $65,000. La Jolla Loans will defer the difference between the minimum interest payment of $45,000 under the agreement with Coast Business Credit and the $24,500 minimum interest payments under the forbearance agreement for the forbearance period. If we fully perform under the terms and conditions of the forbearance agreement and no default occurs during the forbearance period, La Jolla Loans will release us from any obligation to pay that portion of the minimum monthly interest payments in excess of $24,208. The outstanding principal balance at June 30, 2003 was $2,075,000.

NOTE 6 - CONTINGENCIES

MICROCYSTIS

As a result of certain conditions, Microcystis, a toxic algae, occasionally blooms in Klamath Lake at the same time aphanizomenon flos-aquae algae is harvested. We regularly test the algae we harvest for possible contamination. Algae that does not meet our standards is not used in products for human or animal consumption.

In 1997, the Oregon Department of Agriculture issued an administrative rule that created a standard of 1 microgram per gram (1 ppm) of Microcystis in products for human consumption that contain aphanizomenon flos-aquae algae. The Oregon Department of Agriculture has raised no questions about our products under this rule.

In some years, the presence of Microcystis may reduce the quantity of aphanizomenon flos-aquae algae that we can harvest.

LITIGATION

In October of 2001, Teachers for Truth in Advertising filed an action in the Superior Court of Tulare County, California alleging that we, erroneously sued as Cell Tech Products, Inc., engaged in unfair business practices and misleading advertising. In January 2003, the Superior Court of Tulare County issued a tentative decision stating that Teachers for Truth in Advertising was entitled to an injunction prohibiting us from making deceptive representations in its advertising or literature disseminated in California and ordering us to refund the purchase price paid by California customers for our algae products from the date four years prior to the filing of the action through the trial date in November of 2002. In response to the tentative decision, our counsel filed a Request for Statement of Decision on January 23, 2003. On February 20, 2003, the Superior Court issued its Final Decision, which essentially affirms the tentative decision. Plaintiff has submitted a proposed judgment to the court consistent with the Tentative and Final Decisions. The parties mediated this matter on May 9, 2003 before a retired Orange County, California Superior Court judge and agreed to submit a proposed confidential settlement to the Superior Court within 60 days, which they have done. The Superior Court has scheduled a hearing on the matter in late August. We do not believe that the proposed refund to California customers will be in an amount that would have a material adverse impact on our business and financial position.

                      CELL TECH INTERNATIONAL INCORPORATED
                                AND SUBSIDIARIES


NOTE 6 - CONTINGENCIES (CONTINUED)

On February 19, 2002, Daryl Kollman filed two separate Notices of Claim of Lien upon Chattels against us, NAC and Marta Carpenter and others, in Klamath County, Oregon. Mr. Kollman alleges, among other things, that we owe him approximately $705,693 in past due rent. Mr. Kollman also claims that we owe Klamath Cold Storage, Inc. ("KCS"), a company owned by Mr. Kollman and Marta Carpenter, approximately $717,900 in past due rent. Mr. Kollman asserts that we are not entitled to remove our property from property owned by him, Marta Carpenter and KCS and seeks to subject our to foreclosure proceedings. We intend to vigorously defend against these liens. We cannot predict the amount of loss, if any, that could result from these liens, but do not believe that an unfavorable outcome would have a material adverse impact upon our financial condition, cash flow, or results of operations.

On March 27, 2002, the Nature Conservancy filed an action against us in the Circuit Court for the State of Oregon for Klamath County, alleging, among other things, that our wholly owned subsidiary, The New Earth Company, was in default on a promissory note and a trust deed. The Nature Conservancy was seeking $375,000, the principal amount due under the promissory note, plus interest and certain leasehold rights. We have previously recorded the net present value of the promissory note, which has a balance of $313,790 and has been included in the current portion of long-term debt in the December 31, 2002 consolidated balance sheet. The parties signed a settlement agreement and the court action dismissed in January 2003. The net effect of this was to increase net income during the first quarter of 2003 by $161,956.

On June 6, 2002, Daryl Kollman filed a lawsuit in the name of KCS in the Circuit Court for the State of Oregon for Klamath County to evict us from property owned by KCS. In this lawsuit, Mr. Kollman also alleges that we have not paid approximately $1,050,000 in rent. We have voluntarily vacated all of the KCS property we do not need to support our current operations. We contend that we have paid all rents owing and intend to vigorously defend this lawsuit. We cannot predict the amount of loss, if any, that could result from this lawsuit but an unfavorable outcome could have a material adverse effect on our financial condition.

On October 7, 2002, Daryl Kollman, one of our principal shareholders, filed a lawsuit against us and certain of our officers, directors and counsel in the Circuit Court for the State of Oregon for Klamath County. The complaint makes a number of individual and derivative claims. Mr. Kollman makes two claims against us. First, Mr. Kollman alleges that we breached an agreement to register our stock for public sale and seeks damages of an amount he must prove at trial, but not less than $9,282,000. Second, Mr. Kollman claims that we conspired with Marta C. Carpenter (formerly known as Marta C. Kollman), a principal stockholder and our President, Chief Executive Officer and one of our directors; Donald P. Hateley, our Chairman of the Board of Directors; and others to prevent the registration of Mr. Kollman's stock and to cause other financial injury to him. As a result, Mr. Kollman seeks $32,931,976 against the defendants. Mr. Kollman also seeks millions of dollars in damages on his own behalf and on behalf of us against Marta Carpenter, Mr. Hateley and others based on a variety of legal theories, many of which either have been or are being litigated in other cases. We intend to vigorously defend the direct claims asserted in this lawsuit, and are currently evaluating the claims that Mr. Kollman has asserted on our behalf. We cannot predict the amount of loss, if any, which could result from this lawsuit and an unfavorable outcome could have a material adverse impact upon our financial condition, cash flow, or results of operations.

LIEN ON COMPANY STOCK

Our stock owned by Daryl Kollman and Marta C. Carpenter is subject to a tax lien filed by the Internal Revenue Service. A trust holds the stock and the IRS will release it upon satisfaction of federal income taxes owed by Mr. Kollman and Ms. Carpenter. Mr. Kollman and Ms. Carpenter retain voting power over the stock held in trust. Mr. Kollman and Ms. Carpenter have agreed to sell their shares as needed, and as allowed by federal securities laws, to make quarterly payments to the Internal Revenue Service. Should Mr. Kollman or Ms. Carpenter fail to make such payments in a timely manner, the Internal Revenue Service may seize the shares from the trust. The Internal Revenue Service would thereafter sell or judicially foreclose on some or all of the shares to satisfy Mr. Kollman and Ms. Carpenter's tax liabilities. The IRS has subordinated its lien in favor of our lender for receivable loans, advances and inventory loans, term loans, and equipment acquisition loans.

                      CELL TECH INTERNATIONAL INCORPORATED
                                AND SUBSIDIARIES

NOTE 6 - CONTINGENCIES (CONTINUED)

COVENANTS RELATED TO THE PRIVATE PLACEMENT TO ZUBAIR KAZI

In connection with the sale of common shares to a private investor, Zubair Kazi, in 1999, we agreed to issue common stock and warrants to purchase common stock to Mr. Kazi if the consolidated stockholders' equity was less than $20,000,000 at December 31, 1999. As a result, penalty shares have accrued and we issued 3,333,192 shares of common stock to Mr. Kazi during the second quarter of 2003 and we converted the associated accrued liability of $624,860 to equity. Warrants to purchase an additional 3,333,192 shares of common stock were also due to Mr. Kazi on March 31, 2003. During the second quarter of 2003, an additional liability was recognized under the agreement in the amount of $22,974 related to the issuance of these shares and warrants, based on the fair value of the securities and has been accounted for in the financial statements. Additionally, we were to register the shares originally sold to Mr. Kazi for resale within 120 days of the sale. We have accrued and will continue to accrue additional penalties until the shares are registered. The additional expense for the three months ended June 30, 2003 was $22,974 and 222,092 shares and 222,092 warrants are issuable to Mr. Kazi. We are also obligated to issue additional securities to Mr. Kazi upon the effective date of our next registration statement.

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

                      CELL TECH INTERNATIONAL INCORPORATED
                                AND SUBSIDIARIES

o        the markets of our domestic and international operations;
o        the impact of competitive products and pricing;
o the political, social and economic climate in which we conduct operations; and
o the risk factors described in other documents and reports filed with the Securities and Exchange Commission, including our Annual Report on Form 10-K and Form 10-K/A for the year ended December 31, 2002.

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

During 2002, we were able to obtain new financing that allowed us to repay the borrowings under the former line of credit. As of June 30, 2003, we are in compliance with the loan covenants under the new loan agreement. Additionally, management has introduced several new products and advertising campaigns in order to increase revenues and reverse the trend of net losses in the first half of 2003 and prior years. Although management believes that it has made progress during the first half of 2003 on issues affecting our ability to continue as a going concern, we have experienced recurring net losses and have negative working capital at June 30, 2003. These conditions give rise to substantial doubt about our ability to continue as a going concern.

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

We intend the following discussion to assist in the understanding of our financial position and our results of operations for the three and six months ended June 30, 2003 compared to the same period in 2002. You should refer to the Consolidated Financial Statements and related Notes in conjunction with this discussion. Unless stated otherwise, all financial information presented below, throughout this report and in the Consolidated Financial Statements and related Notes includes Cell Tech and NAC on a consolidated basis.

OVERVIEW

We develop and distribute products made with Aphanizomenon flos-aquae (trade name Super Blue Green(R) Algae, "SBGA") through a network of independent distributors. We currently offer 27 different products intended to appeal to health-conscious consumers. We divide our products into five product lines:
Daily Health Maintenance, Digestive Health, Defensive Health, Powdered Drinks and Snacks, Animal and Plant Food and Personal Care.

We harvest SBGA and manufacture some of our products at our production facilities in Klamath Falls, Oregon. We are a multi-level marketing organization. Independent distributors make up our sales force. We market our products through our distributors in all fifty states, the District of Columbia, Guam, Puerto Rico, American Samoa, the Virgin Islands and Canada. We encourage our distributors to recruit new distributors into our network. We place recruited distributors beneath the recruiting distributor in our network of distributors. We pay our distributors commissions based on their personal sales and the sales of distributors beneath them. We assist distributors in

                      CELL TECH INTERNATIONAL INCORPORATED
                                AND SUBSIDIARIES

establishing their own businesses and provide them with support programs such as audio and videotapes for training, seminars and an annual convention at our headquarters. We have approximately 35,608 active distributors as of June 30, 2003 compared to approximately 43,393 active distributors as of June 30, 2002. Active distributors are those who have purchased products in the last six months.

Our loss per share was $0.12 for the six months ended June 30, 2003 compared to net income of $0.01 per share for the same period in 2002. We primarily relate the net loss for the six months ended June 30, 2003 of $1,632,533 to a decrease in revenue without corresponding decreases in administrative costs and selling expenses. Additionally, the write down in value of the assets we are holding for sale was substantial in the second quarter of 2003.

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

IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS

We utilize significant amounts of equipment in our operations to harvest and process blue-green algae from Klamath Lake. During 2001, we developed an alternative method of harvesting algae from Klamath Lake that yields raw algae at a lower total cost for the quantity harvested than the previous harvest method at the A Canal site. As a result, we have taken out of service certain equipment previously used to harvest algae from the canal site. We have written-off equipment taken out of service that we cannot remove from the canal site and has no other use. We have scheduled for auction in September most of the remaining idle equipment. We regularly review our property and equipment offered for sale and if we cannot realize any portion of the carrying value, we make adjustments to reduce the carrying value to its fair value. Due to the nature of auction sales, we are recognizing the potential decrease in value by writing off an additional $528,632 in equipment values during the second quarter. We also regularly review property and equipment used in our operation and test for impairment if conditions indicate we may not recover the carrying value of the property and equipment. If we determine that we will not recover the carrying value and that assets are impaired, we adjust the carrying value through a valuation allowance. The decision to write down a portion of the carrying value of property and equipment used in our operations or offered for sale could have a significant adverse effect on our operating results.

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

                      CELL TECH INTERNATIONAL INCORPORATED
                                AND SUBSIDIARIES

RESULTS OF OPERATIONS

The following table summarizes our unaudited operating results as a percentage of net sales for each of the periods indicated.


                                          Six Months Ended June 30,           Three Months Ended June 30,
                                      ---------------------------------  ----------------------------------

                                           2003               2002              2003              2002
                                      ---------------    ---------------   ---------------   ----------------


REVENUE                                        100.0 %            100.0 %           100.0 %            100.0 %

COST OF SALES                                   31.3               28.6              31.1               29.0
                                      ---------------    ---------------   ---------------   ----------------

GROSS PROFIT                                    68.7               71.4              68.9               71.0

COMMISSIONS                                     42.2               46.0              41.7               45.2
                                      ---------------    ---------------   ---------------   ----------------

GROSS PROFIT AFTER COMMISSIONS                  26.5               25.4              27.2               25.8

SHIPPING AND HANDLING EXPENSES                   6.4                5.4               6.4                5.3

SELLING EXPENSES                                18.8               14.0              18.9               14.6

RESEARCH AND DEVELOPMENT                         0.9                0.6               0.8                0.7

GENERAL AND ADMINISTRATIVE                       9.6                4.4              11.2                5.2

ASSET WRITE-DOWN                                 4.6                  -               9.3                  -
                                      ---------------    ---------------   ---------------   ----------------


OPERATING INCOME (LOSS)                        (13.8)               1.0             (19.4)                 -

OTHER INCOME                                     1.1                0.9              (0.6)               1.5

INTEREST EXPENSE                                (2.4)              (0.7)             (2.0)              (0.7)
                                       ---------------    ---------------   ---------------   ----------------

NET INCOME (LOSS) BEFORE TAXES                 (15.0)               1.2             (21.9)               0.8

INCOME TAX BENEFIT                                 -                  -                 -                  -
                                      ---------------    ---------------   ---------------   ----------------

NET INCOME (LOSS)                              (15.0 )              1.2             (21.9)               0.8
                                      ===============    ===============   ===============   ================

THREE MONTHS ENDED JUNE 30, 2003 COMPARED WITH THE THREE MONTHS ENDED JUNE 30, 2002

Net sales for the three months ended June 30, 2003 were $5,667,933, a decrease of $1,087,182 or 16.1% from net sales of $6,755,115 for the three months ended June 30, 2002. We directly relate the decrease in sales to a 22.1% decrease in orders for the same period. Average order size increased to $126 from $118 over the same period. The average number of distributors for the three months ended June 30, 2003 decreased to an average of 36,124, which was 18.4% lower than the average of 44,260 distributors for the three months ended June 30, 2002. We make sales of our food supplement products through a multi-level marketing network of distributors, so we positively link sales with the number of distributors.

Gross profit represents net sales less the cost of goods sold, which includes the cost of harvesting blue-green algae from Klamath Lake, the cost of other materials, direct labor expenses, an allocation of overhead costs, amortization, and depreciation. Gross profit decreased to 68.9% of net sales during the three months ended June 30, 2003 from 71.0% of net sales during the same period in 2002. This decrease was due to continuing production and maintenance costs against a lower sales volume and the agreement with a vendor, which requires the payment of additional fees for use by us of another vendor to dry algae, resulting in a non-inventoriable expense during the period of $58,711.

                      CELL TECH INTERNATIONAL INCORPORATED
                                AND SUBSIDIARIES

Gross profit after commissions represents gross profit less commission expense. Commission expense for the three months ended June 30, 2003 and 2002 was $2,361,022 and $3,053,187, respectively, a decrease of $692,165 or 22.7%. We are a multi-level marketing organization. Distributors make up our sales force. Distributors buy algae products for their own consumption and they actively recruit other distributors into our network. Distributors are paid commissions based upon their personal sales volumes and the sales of distributors beneath them in their network. Commission expense as a percentage of sales was 41.7% and 45.2% during the three months ended June 30, 2003 and 2002, respectively. The decrease in the expense as a percentage of sales is due primarily to the implementation of revisions to the commission system in June of 2002.

Operating expenses include shipping and handling expenses, selling expenses, research and development expenses and general and administrative expenses. In total, operating expenses increased $900,211 or 51.6% to $2,643,835 for the three months ended June 30, 2003 from $1,743,624 for the three months ended June 30, 2002. We discuss the components of operating expenses discussed below.

o Shipping and handling expenses increased $4,320 or 1.2%, to $363,408 in 2003 from $359,088 in 2002. The increase was due to an increase in payroll expenses in 2003. Shipping and handling expenses as a percent of net sales increased to 6.4% for the three months ended June 30, 2003 from 5.3% for the three months ended June 30, 2002.

o Selling expenses includes order operator and distributor services expenses, marketing and promotion expenses, and the expenses of the Office of the President and CEO. Selling expenses increased $82,299 between 2003 and 2002 to $1,072,359 from $990,060. This increase was primarily due to an increase in insurance for product liability of $50,000, an increase in advertising expenses of $35,000, an increase in payroll expense of $20,000. We partially offset these increases by a decrease in the credit card merchant fees of $24,000. Selling expenses as a percent of net sales were 18.9% for the three months ended June 30, 2003 and 14.6% of sales for the three months ended June 30, 2002.

o Research and development expenses remained constant at $46,165 during the three months ended June 30, 2003 from $46,263 during the same period in 2002, which constituted 0.8% and 0.7% of net sales, respectively.

o General and administrative expenses increased by $285,058, or 81.8%, between 2003 and 2002 to $633,271 from $348,213. For the three months ended June 30, 2003, general and administrative expenses averaged 11.2% of sales while they were 5.2% of sales for the three months ended June 30, 2002. The increase between 2003 and 2002 is attributable to an increase in legal fees and costs of $258,000 and an increase in payroll costs of $24,000.

o Asset write-down expense increased to $528,632 for the three months ended June 30, 2003 from no related expense in the three months ended June 30, 2002. The additional loss of value for the idle equipment was due to the decision to sell the equipment at auction rather than wait for opportunity to sell the equipment on the open market.

Other income decreased by $131,671 to a net expense of $33,083 for the three months ended June 30, 2003 from income of $98,588 for the three months ended June 30, 2002 due primarily to a decrease in management fees charged to Klamath Cold Storage, Inc. of $34,000 and to the termination of a vendor service agreement that resulted in income of $77,000 in 2002 that was not recurring in 2003.

Net interest expense increased to $111,310 for the three months ended June 30, 2003 from $48,589 for the three months ended June 30, 2002. This increase was due primarily to interest charges recorded in connection with the settlement of vendor litigation and the resulting note payable. Net interest expense represented 2.0% and 0.7% of sales for each of the three months ended June 30, 2003 and 2002, respectively.

Net income decreased by $1,295,969 resulting in a loss of $1,243,482 for the three months ended June 30, 2003 from net income of $52,487 for the comparable period in 2002. As a percentage of net sales, net income decreased to a net loss

                      CELL TECH INTERNATIONAL INCORPORATED
                                AND SUBSIDIARIES

of 21.9% of revenue from net income of 0.8% of revenue for the comparable period in 2002. The decrease in net income was due to net sales decreasing by 16.1% and operating costs increasing by 51.6%. The write down of idle equipment was the largest contributing factor in the increased expenses.

SIX MONTHS ENDED JUNE 30, 2003 COMPARED WITH THE SIX MONTHS ENDED JUNE 30, 2002

Net sales for the six months ended June 30, 2003 were $11,600,925, a decrease of $2,259,894 or 16.3% from net sales of $13,860,819 for the six months ended June 30, 2002. We directly relate the decrease in sales to a 21.5% decrease in orders for the same period. Average order size increased to $124 from $119 over the same period. The average number of distributors for the six months ended June 30, 2003 decreased to an average of 37,809, which was 19% lower than the average of 46,902 distributors for the six months ended June 30, 2002. We make sales of our food supplement products through a multi-level marketing network of distributors, so we positively link sales with the number of distributors.

Gross profit represents net sales less the cost of goods sold, which includes the cost of harvesting blue-green algae from Klamath Lake, the cost of other materials, direct labor expenses, an allocation of overhead costs, amortization, and depreciation. Gross profit decreased to 68.7% of net sales during the six months ended June 30, 2003 from 71.4% of net sales during the same period in 2002. This decrease was due to continuing production and maintenance costs against a lower sales volume and our agreement with a vendor, which requires the payment of additional fees for use by us of another vendor to dry algae, resulting in a noninventoriable expense during the period of $169,911.

Gross profit after commissions represents gross profit less commission expense. Commission expense for the six months ended June 30, 2003 and 2002 was $4,896,457 and $6,380,258, respectively, a decrease of $1,483,801 or 23%. We are a multi-level marketing organization. Distributors make up our sales force. Distributors buy algae products for their own consumption and they actively recruit other distributors into our network. Distributors are paid commissions based upon their personal sales volumes and the sales of distributors beneath them in their network. Commission expense as a percentage of sales was 42.2% and 46.0% during the six months ended June 30, 2003 and 2002, respectively. The decrease in the expense as a percentage of sales is due primarily to the implementation of revisions to the commission system in June of 2002 and continued revisions in 2003.

Operating expenses include shipping and handling expenses, selling expenses, research and development expenses and general and administrative expenses. In total, operating expenses increased $1,300,212 or 38.5% to $4,675,923 for the six months ended June 30, 2003 from $3,375,711 for the six months ended June 30, 2002. We discuss the components of operating expenses discussed below.

o Shipping and handling expenses increased $4,988 or 0.6%, to $747,012 in 2003 from $742,024 in 2002. The increase was due to an increase in payroll expenses in 2003. Shipping and handling expenses as a percent of net sales increased to 6.4% for the six months ended June 30, 2003 from 5.4% for the six months ended June 30, 2002.

o Selling expenses includes order operator and distributor services expenses, marketing and promotion expenses, and the expenses of the Office of the President and CEO. Selling expenses increased $240,903 between 2003 and 2002 to $2,182,396 from $1,941,493. This increase was primarily due to an increase in insurance for product liability of $101,000, an increase in promotional expenses of $110,000, an increase in payroll expense of $63,000. We partially offset these increases by a decrease in the credit card merchant fees of $54,000. Selling expenses as a percent of net sales were 18.8% for the six months ended June 30, 2003 and 14.0% of sales for the six months ended June 30, 2002.

o Research and development expenses increased 28.7% to $105,724 during the six months ended June 30, 2003 from $82,143 during the same period in 2002, which constituted 0.9% and 0.6% of net sales, respectively. The increase related to an increase in payroll cost and laboratory testing.

o General and administrative expenses increased by $502,108 between 2003 and 2002 to $1,112,159 from $610,051. For the six months ended June 30, 2003, general and administrative expenses averaged 9.6% of sales while

                      CELL TECH INTERNATIONAL INCORPORATED
                                AND SUBSIDIARIES

         they were 4.4% of sales for the six months ended June 30, 2002. The increase between 2003 and 2002 is primarily attributable to an increase in legal fees and costs of $271,000, increase in payroll costs of $45,000 and increase in loss on sale of assets of $87,000.

o Asset write-down expense increased to $528,632 for the six months ended June 30, 2003 from no related expense in the six months ended June 30, 2002. The additional loss of value for the equipment we held for sale was due to the decision to sell the equipment at auction rather than wait for opportunity to sell the equipment on the open market.

Other income increased by $13,201 to $133,386 for the six months ended June 30, 2003 from $120,185 for the six months ended June 30, 2002 due primarily to the settlement with The Nature Conservancy resulting in income of $161,000 offset by a decrease in management fees charged to Klamath Cold Storage, Inc. of $34,000 and to the termination of a vendor service agreement that resulted in income of $77,000 in 2002 that was not recurring in 2003.

Net interest expense increased to $276,037 for the six months ended June 30, 2003 from $95,735 for the six months ended June 30, 2002. This increase was due primarily to interest charges recorded in connection with the settlement of the Oregon Freeze Dry litigation and the resulting note payable. Net Interest expense represented 2.4% and 0.7% of sales for each of the six months ended June 30, 2003 and 2002, respectively.

Net income decreased by $1,904,093 resulting in a loss of $1,742,533 for the six months ended June 30, 2003 from net income of $161,560 for the comparable period in 2002. As a percentage of net sales, net income decreased by 16.2% for the six months ended June 30, 2003 resulting in a net loss of 15.0% of revenue from net income of 1.2% of revenue for the comparable period in 2002. The dollar decrease was due to net sales decreasing by 16.3% and by the increase in operating costs of 38.5%.

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

Working capital deficit at June 30, 2003 amounted to $3,773,865, which represents an increase in working capital of $509,033 from a working capital deficit of $4,282,898 as of December 31, 2002. At June 30, 2003, we had a bank overdraft of $554,885 versus a bank overdraft of $468,008 as of December 31, 2002.

In September 2002, La Jolla Loans, Inc. ("La Jolla Loans") purchased and took an assignment of our financing facility with Coast Business Credit. At the same time, we entered into a Forbearance and Extension Agreement with La Jolla Loans. Under the terms of the forbearance agreement, La Jolla Loans agreed not to declare a default until June 30, 2003, when the entire principal is due. La Jolla Loans extended the forbearance period to June 30, 2004 by payment of a $75,000 renewal fee. Interest of $24,208 at an effective rate of 14% is payable monthly along with additional monthly impound payments of approximately $65,000. La Jolla Loans will defer the difference between the minimum interest payment of $45,000 under the agreement with Coast Business Credit and the $24,500 minimum interest payments under the forbearance agreement for the forbearance period. If we fully perform under the terms and conditions of the forbearance agreement and no default occurs during the forbearance period, La Jolla Loans will release us from any obligation to pay that portion of the minimum monthly interest payments in excess of $24,208. The outstanding principal balance at June 30, 2003 was $2,075,000.

We believe that our existing capital resources and bank borrowings are adequate to fund our operations for at least the next 12 months. We have no present commitments or agreements with respect to any acquisitions or purchases of manufacturing facilities or new technologies. Any future changes in our operations could utilize our available capital resources faster than anticipated. Our capital requirements depend on numerous factors, including:

                      CELL TECH INTERNATIONAL INCORPORATED
                                AND SUBSIDIARIES



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

CASH FLOWS

Net cash flows provided by operating activities for the six months ended June 30, 2003 amounted to $366,727 compared to cash flows provided by operations of $1,215,520 for the six months ended June 30, 2002. The decrease in cash flows generated by operations is primarily due to a $1,904,093 decrease in net income between the six months ended June 30, 2003 and 2002 and changes in current assets and liabilities.

Cash flows used in investing activities for the six months ended June 30, 2003 was $39,636, representing a decrease of $289,147 from net cash used for investing activities of $328,783 for the six months ended June 30, 2002, due to a decrease in equipment purchases during the six months ended June 30, 2003 offset by proceeds received from the sale of equipment previously identified as idle assets.

Net cash flows used for financing activities was $327,091 for the six months ended June 30, 2003 versus net cash used for financing activities of $886,737 during 2002. This change is principally due to net repayments of long-term debt of $559,203 partially offset by decreases in the bank overdraft and related party debt. The decrease in long-term debt was due primarily to payments to a vendor and to the settlement with The Nature Conservancy.

RECENT FINANCIAL ACCOUNTING STANDARDS BOARD STATEMENTS

In November 2002, the FASB issued FIN No. 45 "Guarantor's Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others -- an interpretation of FASB Statements No. 5, 57 and 107 and rescission of FIN 34." The following is a summary of our agreements that we have determined are within the scope of FIN 45.

Under our bylaws, we have agreed to indemnify our officers and directors for certain events or occurrences arising as a result of the officer or director's serving in such capacity. The term of the indemnification period is for the officer's or director's lifetime. We have a separate indemnification agreement with each of our directors that requires us, subject to certain exceptions, to indemnify him or her to the fullest extent authorized or permitted by our bylaws and the Delaware Corporation Code. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited. However, we have a directors and officer liability insurance policy that limits our exposure and enables us to recover a portion of any future amounts paid. As a result of our insurance policy coverage, we believe the estimated fair value of these indemnification agreements is minimal and have no liabilities recorded for these agreements as of December 31, 2002 or June 30, 2003.

We enter into indemnification provisions under (i) our agreements with other companies in our ordinary course of business, typically with business partners, contractors, customers and landlords and (ii) our agreements with investors. Under these provisions, we generally indemnify and hold harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of our activities or, in some cases, as a result of the indemnified party's activities under the agreement. These indemnification provisions often include indemnifications relating to representations made by us with regard to intellectual property rights. These indemnification provisions generally survive termination of the underlying agreement. In addition, in some cases, we have agreed to reimburse employees for certain expenses. The maximum potential amount

                      CELL TECH INTERNATIONAL INCORPORATED
                                AND SUBSIDIARIES

of future payments we could be required to make under these indemnification provisions is unlimited. We have not incurred material costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, we believe the estimated fair value of these agreements is minimal. Accordingly, we have no liabilities recorded for these agreements as of December 31, 2002 or June 30, 2003.

In January 2003, the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities, an Interpretation of ARB 51." The primary objectives of FIN No. 46 are to provide guidance on the identification of entities for which control is achieved through means other than through voting rights ("variable interest entities" or "VIEs") and how to determine when and which business enterprise should consolidate the VIE. This new model for consolidation applies to an entity for which either: (a) the equity investors (if any) do not have a controlling financial interest; or (b) the equity investment at risk is insufficient to finance that entity's activities without receiving additional subordinated financial support from other parties. In addition, FIN No. 46 requires that both the primary beneficiary and all other enterprises with a significant variable interest in a VIE make additional disclosures. We are required to apply FIN No. 46 to all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, we are required to apply FIN No. 46 beginning on July 1, 2003. We do not anticipate that FIN No. 46 will materially affect our consolidated financial statements.

In June 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This statement established standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify the following financial instruments as liabilities (or assets in some circumstances) in its financial statements: instruments issued in the form of shares that are manditorily redeemable through the transfer of the issuer's assets at a specified date or upon an event that is likely to occur; an instrument (other than an outstanding share) that embodies an obligation to repurchase the issuer's equity shares and that requires or may require the issuer to settle the obligation through the transfer of assets; an instrument that embodies an unconditional obligation; or an instrument (other than an outstanding share) that embodies a conditional obligation that the issuer must or may settle by issuing a variable number of equity shares. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. We are currently assessing the impact of this statement on our consolidated financial statements.

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

                      CELL TECH INTERNATIONAL INCORPORATED
                                AND SUBSIDIARIES

In some cases, forward-looking statements are identified by terminology such as "may," "will," "should," "could," "would," "expects," "plans," "intends," "anticipates," "believes," "estimates," "approximates," "predicts," "potential" or "continue" or the negative of such terms and other comparable terminology.

Although we believe that the expectations reflected in these forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Moreover, neither we nor anyone else assumes responsibility for the accuracy and completeness of such statements and is under no duty to update any of the forward-looking statements after the date of this report.

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

Daryl Kollman and Marta C. Carpenter have sole voting and investment power with respect to their shares. The Internal Revenue Service has a security interest in all of their shares pursuant to a Notice of Determination dated June 18, 1999, under the terms of which a trust holds the shares and the trust will release the shares upon Mr. Kollman and Ms. Carpenter's payment of their federal income tax liabilities for various specified years. Mr. Kollman and Ms. Carpenter will sell their shares as needed and allowed by federal and state securities laws to make quarterly payments to the Internal Revenue Service. Mr. Kollman and Ms. Carpenter retain all voting rights incident to their shares while a trust holds the shares. The Internal Revenue Service may seize Mr. Kollman and Ms. Carpenter's shares from the trust if Mr. Kollman and Ms. Carpenter fail to timely cure a default upon their commitments to the Internal Revenue Service under the Notice of Determination. The Internal Revenue Service would thereafter proceed to sell or judicially foreclose some or all of the shares for payment of Mr. Kollman and Ms. Carpenter's tax liabilities as allowed by applicable law.

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

(b) There have been no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls or in other factors that could significantly affect these controls subsequent to the date of such evaluation referenced in paragraph (a) above.

                      CELL TECH INTERNATIONAL INCORPORATED
                                AND SUBSIDIARIES


                          PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In October of 2001, Teachers for Truth in Advertising filed an action in the Superior Court of Tulare County, California alleging that we, erroneously sued as Cell Tech Products, Inc., engaged in unfair business practices and misleading advertising. In January 2003, the Superior Court of Tulare County issued a tentative decision stating that Teachers for Truth in Advertising was entitled to an injunction prohibiting us from making deceptive representations in its advertising or literature disseminated in California and ordering us to refund the purchase price paid by California customers for our algae products from the date four years prior to the filing of the action through the trial date in November of 2002. In response to the tentative decision, our counsel filed a Request for Statement of Decision on January 23, 2003. On February 20, 2003, the Superior Court issued its final decision, which essentially affirms the tentative decision. Plaintiff has submitted a proposed judgment to the court consistent with the tentative and final Decisions. The parties mediated this matter on May 9, 2003 before a retired Orange County, California Superior Court judge and agreed to submit a proposed confidential settlement to the Superior Court within 60 days, which they have done. The Superior Court has scheduled a hearing on the matter in late August. We do not believe that the proposed refund to California customers will be in an amount that would have a material adverse impact on our business and financial position.

On February 19, 2002, Daryl Kollman filed two separate Notices of Claim of Lien upon Chattels against, NAC, Marta Carpenter, others and us, in Klamath County, Oregon. Mr. Kollman alleges, among other things, that we owe him approximately $705,693 in past due rent. Mr. Kollman also claims that we owe Klamath Cold Storage, Inc. ("KCS"), a company owned by Mr. Kollman and Ms. Carpenter, approximately $717,900 in past due rent. Mr. Kollman asserts that we are not entitled to remove our property from property owned by him, Ms. Carpenter and KCS and seeks to subject our property to foreclosure proceedings. We intend to vigorously defend against these liens. We cannot predict the amount of loss, if any, that could result from these liens, but do not believe that an unfavorable outcome would have a material adverse impact upon our financial condition, cash flow, or results of operations.

On March 27, 2002, the Nature Conservancy filed an action against us in the Circuit Court for the State of Oregon for Klamath County, alleging, among other things, that our wholly owned subsidiary, The New Earth Company, was in default on a promissory note and a trust deed. The Nature Conservancy was seeking $375,000, the principal amount due under the promissory note, plus interest and certain leasehold rights. We had previously recorded the net present value of the promissory note, which had a balance of $313,790 and had been included in the current portion of long-term debt in the December 31, 2002 consolidated balance sheet. The parties signed a settlement agreement and the court action dismissed in January 2003. The net effect of this is an increase to net income during the first quarter of 2003 by $161,956.

On June 6, 2002, Daryl Kollman filed a lawsuit in the name of KCS in the Circuit Court for the State of Oregon for Klamath County to evict us from property owned by KCS. In this lawsuit, Mr. Kollman also alleges that we have not paid approximately $1,050,000 in rent. We have voluntarily vacated all of the KCS property, as we do not need it to support our current operations. We contend that we have paid all rents owing and intend to vigorously defend this lawsuit. We cannot predict the amount of loss, if any, that could result from this lawsuit but an unfavorable outcome could have a material adverse effect on our financial condition.

On October 7, 2002, Daryl Kollman, one of our principal stockholders, filed a lawsuit against and certain of our officers, directors, counsel and us in the Circuit Court for the State of Oregon for Klamath County. The complaint makes a number of individual and derivative claims. Mr. Kollman makes two claims against us. First, Mr. Kollman alleges that we breached an agreement to register our stock for public sale and seeks damages of an amount he has to prove at trial, but not less than $9,282,000. Second, Mr. Kollman claims that we conspired with

                      CELL TECH INTERNATIONAL INCORPORATED
                                AND SUBSIDIARIES

Marta C. Carpenter (formerly known as Marta C. Kollman), a principal stockholder and our President, Chief Executive Officer and one of our directors; Donald P. Hateley, our Chairman of the Board of Directors; and others to prevent the registration of Mr. Kollman's stock and to cause other financial injury to him. As a result, Mr. Kollman seeks $32,931,976 against the defendants. Mr. Kollman also seeks millions of dollars in damages on his own behalf and on behalf of us against Ms. Carpenter, Mr. Hateley and others based on a variety of legal theories, many of which either have been or are being litigated in other cases. We intend to vigorously defend the direct claims asserted in this lawsuit, and are currently evaluating the claims that Mr. Kollman has asserted on our behalf. We cannot predict the amount of loss, if any, which could result from this lawsuit, and an unfavorable outcome could have a material adverse impact upon our financial condition, cash flow, or results of operations.

ITEM 2. CHANGES IN SECURITIES

         None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

         Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         At our Annual Meeting of Stockholders on July 25, 2003, we submitted and, by vote, our stockholders approved the following actions:

         (1) Election of five directors;

(2) Ratification of the Board's selection of BDO Seidman LLP as our independent certified public accountants; and

(3) Approval of our 2000 Stock Incentive Plan.

         A total of 8,899,875 shares (approximately 63%) of the issued and outstanding shares of the Company were represented by proxy or in person at the meeting. Our stockholders voted these shares on the matters described above as follows:

1. For the directors as follows:

                                               NUMBER
                                             OF SHARES         NUMBER OF SHARES
           NAME                                 FOR          ABSTAINING/WITHHELD
     ------------------------------------  -------------   ---------------------
          Donald P. Hateley, Esq., CPA       8,886,575             3,300
          Marta C. Carpenter                 8,886,564             3,311
          Justin Straus                      8,886,575             3,300
          Christopher J. Blaxland, D.V.M.    8,886,575             3,300
          Donald M. Anderson, Ph.D.          8,886,575             3,300

2. For the ratification of the Board's selection of BDO Seidman LLP as our independent certified public accountants as follows:

        NUMBER OF
         SHARES               NUMBER OF SHARES             NUMBER OF SHARES
           FOR                     AGAINST                ABSTAINING/WITHHELD
     ------------------      --------------------    -----------------------
           8,886,485                     3,390                          0

3. For the ratification of the Board's approval of our 2000 Stock Incentive Plan as follows:

                                  NUMBER OF
     NUMBER OF SHARES              SHARES              NUMBER OF SHARES
            FOR                    AGAINST            ABSTAINING/WITHHELD
     --------------------     -------------------   ------------------------
        8,884,116                   5,575                        184

                      CELL TECH INTERNATIONAL INCORPORATED
                                AND SUBSIDIARIES


ITEM 5. OTHER INFORMATION

         None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits required by Item 601 of Regulation S-K

Exhibit Number             Description


     3.1 Certificate of Incorporation, as amended, incorporated by reference to the Registration Statement on Form SB-2 dated June 21, 1996.

     3.2 Certificate of Amendment of Certificate of Incorporation, incorporated by reference to the Current Report on Form 8-K dated November 19, 1999.

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

  (32.1) Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Executive Officer of Cell Tech International Incorporated*

  (32.2) Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Accounting Officer of Cell Tech International Incorporated*

     (b)  Current Reports on Form 8-K

          On April 1, 2003, we filed a current report on Form 8-K to disclose the tentative decision of the Superior Court in the Teachers for Truthful Advertising lawsuit.

*        Filed herewith.

                      CELL TECH INTERNATIONAL INCORPORATED
                                AND SUBSIDIARIES



                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               CELL TECH INTERNATIONAL INCORPORATED


August 14, 2003                /s/ Marta C. Carpenter
                               ----------------------
                               Marta C. Carpenter
                               President and Chief Executive Officer