Form 10-Q
period 2003-09-30
CELL TECH INTERNATIONAL INC
filed 2003-11-20
CIK 1015194

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended: September 30, 2003
                                       or

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

                                 Yes [ ] No [X]

As of October 31, 2003, the number of shares outstanding of the registrant's sole class of common stock, par value $0.01 per share was 13,974,087.

                                TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION....................................................................................1
     ITEM 1.  FINANCIAL STATEMENTS................................................................................1
         Consolidated Balance Sheets..............................................................................1
         Consolidated Statements of Operations....................................................................2
         Consolidated Statements of Cash Flows....................................................................3
         Notes to Consolidated Financial Statements...............................................................4
     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS................9
         Overview................................................................................................11
         Results of Operations...................................................................................12
         Three Months Ended September 30, 2003 Compared With The Three Months Ended September 30, 2002...........12
         Nine Months Ended September 30, 2003 Compared With The Nine Months Ended September 30, 2002.............14
         Liquidity and Capital Resources.........................................................................16
         Cash Flows..............................................................................................16
         Recent Financial Accounting Standards Board Statements..................................................17
         Special Note Regarding Forward-Looking Statements.......................................................17
     ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK..........................................18
     ITEM 4. CONTROLS AND PROCEDURES.............................................................................18
PART II -- OTHER INFORMATION.....................................................................................19
     ITEM 1. LEGAL PROCEEDINGS...................................................................................19
     ITEM 2. CHANGES IN SECURITIES...............................................................................20
     ITEM 3. DEFAULTS UPON SENIOR SECURITIES.....................................................................20
     ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.................................................20
     ITEM 5. OTHER INFORMATION...................................................................................21
     ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K....................................................................21
     SIGNATURES..................................................................................................22
CERTIFICATION PURSUANT TO SECTION 302 (A) OF THE SARBANES-OXLEY ACT OF 2002......................................23
CERTIFICATION PURSUANT TO SECTION 302(A) OF THE SARBANES-OXLEY ACT OF 2002.......................................24
CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF2002.....................................................................25
CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002....................................................................26

                      CELL TECH INTERNATIONAL INCORPORATED
                                AND SUBSIDIARIES

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                           CONSOLIDATED BALANCE SHEETS

                                                                          September 30,   December 31,
                                                                              2003           2002
                                                                          ------------   ------------
                                                                          (Unaudited)
ASSETS

CURRENT ASSETS
   Receivables                                                             $   703,850   $   372,011
   Current portion of inventories                                            2,300,000     2,300,000
   Prepaid expenses                                                            414,075       586,662
                                                                           -----------   -----------
                                                                             3,417,925     3,258,673


LONG-TERM INVENTORIES, net of current portion                                2,892,768     3,824,298
PROPERTY AND EQUIPMENT, net of accumulated depreciation                      3,859,517     6,801,389
PROPERTY AND EQUIPMENT IDLE, net                                               153,322     1,382,570
OTHER ASSETS                                                                   351,712       546,846
                                                                           -----------   -----------

Total assets                                                               $10,675,244   $15,813,776
                                                                           ===========   ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Bank overdraft                                                          $   602,662   $   468,008
   Accounts payable                                                            776,142       594,329
   Commissions payable                                                         911,994       970,315
   Sales taxes payable                                                          68,079        69,797
   Accrued payroll and related liabilities                                     272,991       291,140
   Other accrued expenses                                                    1,010,017     1,848,070
   Current portion of long-term debt                                         2,471,474     2,872,145
   Related party payable                                                       703,550       427,767
                                                                           -----------   -----------

Total current liabilities                                                    6,816,909     7,541,571
                                                                           -----------   -----------

LONG-TERM LIABILITIES
   Long-term debt, net of current portion (Note 5)                             641,240     1,019,920
                                                                           -----------   -----------

Total liabilities                                                            7,458,149     8,561,491
                                                                           -----------   -----------

COMMITMENTS AND CONTINGENCIES (Note 6)

STOCKHOLDERS' EQUITY
   Series A convertible preferred stock - no par value; 4,175,000 shares
     authorized; none issued and outstanding in 2003 and 2002                        -             -
   Series B convertible preferred stock - no par value; 800,000 shares
     authorized; none issued and outstanding in 2003 and 2002                        -             -
   Undesignated preferred stock - no par value; 1,825,000 shares
     authorized; none issued and outstanding in 2003 and 2002                        -             -
   Common stock - $.01 par value; in 2003 and 2002, 50,000,000 shares
     authorized, 13,974,087 and 10,640,895 shares issued and outstanding       139,741       106,409
   Additional paid-in capital                                                2,891,224     2,299,696
   Retained earnings                                                           186,130     4,846,180
                                                                           -----------   -----------

Total stockholders' equity                                                   3,217,095     7,252,285
                                                                           -----------   -----------

Total liabilities and stockholders' equity                                 $10,675,244   $15,813,776
                                                                           ===========   ===========

          See accompanying notes to consolidated financial statements.


                                       1

                      CELL TECH INTERNATIONAL INCORPORATED
                                AND SUBSIDIARIES


                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                      For the Nine Months Ended      For the Three Months Ended
                                            September 30,                  September 30,
                                    ----------------------------    ----------------------------
                                        2003            2002            2003            2002
                                    ------------    ------------    ------------    ------------
                                    (Unaudited)     (Unaudited)      (Unaudited)    (Unaudited)
REVENUE                             $ 17,052,013    $ 20,311,470    $  5,451,089    $  6,450,651

COST OF SALES                          5,375,804       8,712,277       1,747,377       4,744,537
                                    ------------    ------------    ------------    ------------

GROSS PROFIT                          11,676,209      11,599,193       3,703,712       1,706,114

COMMISSIONS                            7,216,020       9,326,815       2,320,163       2,819,479
                                    ------------    ------------    ------------    ------------

GROSS PROFIT AFTER COMMISSIONS         4,460,189       2,272,378       1,383,549      (1,113,365)

SHIPPING AND HANDLING EXPENSES         1,107,091       1,141,638         360,080         399,614

SELLING EXPENSES                       3,135,426       2,794,344         952,429         979,929

RESEARCH AND DEVELOPMENT                 150,664         131,601          44,940          49,458

GENERAL AND ADMINISTRATIVE             1,720,329       1,027,835         608,170         417,784

ASSET IMPAIRMENT CHARGE                2,728,632               -       2,200,000               -
                                    ------------    ------------    ------------    ------------

OPERATING LOSS                        (4,381,953)     (2,823,039)     (2,782,070)     (2,960,149)

OTHER INCOME (EXPENSE)                   106,235         162,878         (27,152)         42,693

INTEREST EXPENSE                        (384,332)       (149,543)       (108,295)        (53,808)
                                    ------------    ------------    ------------    ------------


NET LOSS                            $ (4,660,050)   $ (2,809,704)   $ (2,917,517)   $ (2,971,264)
                                    ============    ============    ============    ============

BASIC AND DILUTED LOSS
PER SHARE                           $      (0.33)   $      (0.22)   $      (0.21)   $      (0.23)
                                    ============    ============    ============    ============

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING
USED TO CALCULATE BASIC AND
DILUTED LOSS PER SHARE                13,953,573      12,645,653      13,947,826      12,959,649
                                    ============    ============    ============    ============

          See accompanying notes to consolidated financial statements.

                      CELL TECH INTERNATIONAL INCORPORATED
                                AND SUBSIDIARIES


                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                    For the Nine Months Ended
                                                                                          September 30,
                                                                                    --------------------------
                                                                                        2003           2002
                                                                                    -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                                                         $(4,660,050)   $(2,809,704)
   Adjustments to reconcile net loss to cash
     provided by operating activities:
     Depreciation and amortization                                                      780,083        844,224
       Reserve for potentially unsaleable inventories                                         -      3,100,000
      Impairment of fixed assets and intangibles                                      2,728,632              -
     Loss on sale of fixed assets                                                        90,593          3,381
     Changes in assets and liabilities:
       Receivables                                                                      129,007         59,926
       Inventories                                                                      931,530        432,643
       Prepaid expenses                                                                 193,992         87,672
       Other assets                                                                     193,707       (301,845)
       Accounts payable                                                                 181,813         49,652
       Commissions payable                                                              (58,321)      (233,009)
       Sales tax payable                                                                 (1,718)       (10,399)
       Accrued payroll and payroll related liabilities                                  (18,149)        96,301
       Other accrued expenses                                                          (213,194)      (197,670)
                                                                                    -----------    -----------

Net cash provided by operating activities                                               277,925      1,121,172
                                                                                    -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of property and equipment                                                  (112,700)      (193,868)
   Proceeds from disposals of equipment                                                 203,688            700
   Additions to construction in progress                                                      -       (167,066)
                                                                                    -----------    -----------

Net cash provided by investing activities                                                90,988       (360,234)
                                                                                    -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES
   Bank overdraft                                                                       134,654       (662,097)
    Payments on line of credit                                                         (126,600)
   Payments on long-term debt                                                          (652,750)    (1,847,195)
    Proceeds from debt financing                                                              -      2,100,000
   Net proceeds (repayments of) related party debt                                      275,783       (351,646)
                                                                                    -----------    -----------

Net cash used for financing activities                                                 (368,913)      (760,938)
                                                                                    -----------    -----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                          -              -

CASH AND CASH EQUIVALENTS, beginning of year                                                  -              -
                                                                                    -----------    -----------

CASH AND CASH EQUIVALENTS, end of period                                            $         -    $         -
                                                                                    ===========    ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
   Cash paid during the period for:
     Interest                                                                       $   341,904    $   128,583
                                                                                    ===========    ===========

NON-CASH TRANSACTIONS
   Accrued liability for penalty shares was settled during the quarter ended
     June 30,2003 by issuing 3,333,192
     shares of common stock valued at $624,860                                      $   624,860     $        -
   Receivables from the auction sale of fixed assets
     reported in Receivables and Prepaid expenses at
     September 30, 2003 of $460,846 and $21,404 respectively                            482,250
                                                                                    ===========    ===========

                      CELL TECH INTERNATIONAL INCORPORATED
                                AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

BUSINESS

Cell Tech International Incorporated ("Cell Tech" or "we" "us" "our") and The New Algae Company, Inc. ("NAC"), collectively the "Company," are engaged in producing and marketing food supplement and personal care products made with blue-green algae harvested from Klamath Lake, Oregon. We use a multi-level distributor network throughout the United States, the District of Columbia, Guam, Puerto Rico, American Samoa, the Virgin Islands and Canada to distribute our products.

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

GOING CONCERN

During 2002, we were able to obtain new financing that allowed us to repay the borrowings under the former line of credit. As of September 30, 2003, we are in compliance with the loan covenants under the new loan agreement. Additionally, management has introduced several new products and advertising campaigns in order to increase revenues and reverse the trend of net losses in the first nine months of 2003 and prior years. Although management believes that it has made progress during the first nine months of 2003 on issues affecting our ability to continue as a going concern, we have experienced recurring net losses and have negative working capital at September 30, 2003. These conditions give rise to substantial doubt about our ability to continue as a going concern. In their report on our financial statements for the year ended December 31, 2002, our independent certified public accountants included an explanatory paragraph expressing substantial doubt about the company's ability to continue as a going concern.

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

We are continuing our efforts to raise both debt and equity financing. However, there can be no assurance that we will be able to service additional financing, or that if such financing were available, whether the terms or conditions would be acceptable to us.

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

SALES INCENTIVES

The Emerging Issues Task Force ("EITF") has issued EITF Issue No. 01-09, "Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor's Products" and EITF Issue No. 00-25, "Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor's Products," which provide guidance on accounting for and income statement classification of consideration from a vendor to a reseller in connection with the reseller's purchase of the vendor's products or to promote sales of the vendor's products. We pay commissions to our distributors as compensation for sales and marketing activities as evidenced by downline growth and sales volume and accordingly classify these expenses as a cost, rather than as a reduction of revenue.

IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS

Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Asset," ("SFAS No. 144"), gives guidance for impaired assets or long-lived assets to be disposed of and supercedes SFAS No. 121. We account for the impairment of long-lived assets to be held and used, when indications of impairment are present, by evaluating the carrying value in relation to the operating performance and future undiscounted cash flows of the underlying business. We report long-lived assets held for disposal at the lower of their carrying value or fair value less costs to sell.

During the three months ended June 30, 2003, we identified certain assets for sale by auction and recorded an additional impairment of $528,632 in order to value the assets at their net realizable value. Subsequently, on September 23, 2003 we held an auction at which most of the identified equipment was sold at near its recorded value. The Company continues to actively market the remaining idle equipment.

                      CELL TECH INTERNATIONAL INCORPORATED
                                AND SUBSIDIARIES

NOTE 1 - SUMMARY OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Subsequent to the three months ended September 30, 2003, we determined that a building that had previously been used for harvest processing would no longer being utilized to the extent previously determined. We have determined that the asset is impaired and accordingly, we have recorded an impairment charge of $2.2 million and have written the asset down to its estimated fair value.

RECLASSIFICATIONS

We have reclassified certain prior period amounts to conform to the current period presentation.

NOTE 2 - INVENTORIES

Inventories consist of the following:

                                                     September 30, December 31,
                                                      (unaudited)
                                                          2003         2002
                                                     ------------  ------------
Work in progress                                     $  7,669,503  $  9,520,527
Finished goods                                            475,841       588,586
Sales aids                                                 16,762        15,185
                                                     ------------  ------------

                                                        8,162,106    10,124,298
Less reserve for potentially unsaleable inventories    (2,969,338)   (4,000,000)
                                                     ------------  ------------

                                                        5,192,768     6,124,298
Less current portion                                   (2,300,000)   (2,300,000)
                                                     ------------  ------------

                                                     $  2,892,768  $  3,824,298
                                                     ============  ============

Certain of our inventory is marketable only to the agricultural market. Sales in this market have been less than anticipated and management has recognized that an impairment of inventory may exist. We have established reserves of $2,969,338 and $4,000,000 at September 30, 2003 and December 31, 2002, respectively.

NOTE 3 -- EARNINGS PER SHARE COMPUTATION

The computations of the weighted-average common shares used in the computation of basic and diluted net loss per share is based on 13,953,573 and 12,645,653 shares for the nine months ended September 30, 2003 and 2002, respectively and 13,947,826 and 12,959,649 for the three months ended September 30, 2003 and 2002, respectively. Potential dilutive securities were not included in the EPS calculation since their effect would be antidilutive. Potential dilutive securities consisted of outstanding stock options and convertible preferred stock and common stock purchase warrants.

NOTE 4 - RECENT ACCOUNTING PRONOUNCEMENTS

In May 2003, FASB issued Statement of Financial Accounting Standards No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" ("SFAS 150"). SFAS 150 clarifies the accounting for certain financial instruments with characteristics of both liabilities and equity, and requires that those instruments be classified as liabilities in the balance sheets. Previously, many of those financial instruments were classified as equity. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003 and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 did not have a material impact on its results of operations and financial condition.

                      CELL TECH INTERNATIONAL INCORPORATED
                                AND SUBSIDIARIES

In January 2003, FASB issued Financial Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"). FIN 46 clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements" to those entities defined as "Variable Interest Entities" (more commonly referred to as special purpose entities) in which equity investors do not have the characteristics of a "controlling financial interest" or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 applies immediately to all Variable Interest Entities created after January 31, 2003 and by the beginning of the first interim or annual reporting period commencing after June 15, 2003 for Variable Interest Entities created prior to February 1, 2003. On October 9, 2003, the FASB issued FASB Staff Position 46-6 ("FSP 46-6") deferring the effective date for applying the provisions of FIN 46 for public entities with variable interests in entities created before February 1, 2003, until the end of the first interim or annual period ending after December 15, 2003. The Company has no variable interests in entities.

NOTE 5 - LONG-TERM DEBT

In September 2002, La Jolla Loans, Inc. ("La Jolla Loans") purchased and took an assignment of our financing facility with Coast Business Credit. At the same time, we entered into a Forbearance and Extension Agreement with La Jolla Loans. Under the terms of the forbearance agreement, La Jolla Loans would not declare a default until June 30, 2003, when the entire principal would be due. La Jolla Loans extended the forbearance period to June 30, 2004 by our payment of a $75,000 renewal fee. Interest of $23,023 at an effective rate of 14% is payable monthly along with additional monthly impound payments of approximately $65,000. La Jolla Loans will defer the difference between the minimum interest payment of $45,000 under the agreement with Coast Business Credit and the $24,500 minimum interest payments under the forbearance agreement for the forbearance period. If we fully perform under the terms and conditions of the forbearance agreement and no default occurs during the forbearance period, La Jolla Loans will release us from any obligation to pay that portion of the minimum monthly interest payments in excess of $23,023. The outstanding principal balance at September 30, 2003 was $1,973,400. The Company is in compliance with all loan covenants as of September 30, 2003.

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

LITIGATION

In October of 2001, Teachers for Truth in Advertising filed an action in the Superior Court of Tulare County, California alleging that we, erroneously sued as Cell Tech Products, Inc., engaged in unfair business practices and misleading advertising. In January 2003, the Superior Court of Tulare County issued a tentative decision stating that Teachers for Truth in Advertising was entitled to an injunction prohibiting us from making deceptive representations in its advertising or literature disseminated in California and ordering us to refund the purchase price paid by California customers for our algae products from the date four years prior to the filing of the action through the trial date in November of 2002. In response to the tentative decision, our counsel filed a Request for Statement of Decision on January 23, 2003. On February 20, 2003, the Superior Court issued its Final Decision, which essentially affirms the tentative decision, which judgment was entered in April 2003. Plaintiff has submitted a proposed judgment to the court consistent with the Tentative and

                      CELL TECH INTERNATIONAL INCORPORATED
                                AND SUBSIDIARIES

Final Decisions. The parties mediated this matter on May 9, 2003 before a retired Orange County, California Superior Court judge and agreed to submit a proposed confidential settlement to the Superior Court within 60 days, which they have done. The confidential settlement provides for making partial refunds to certain of our California customers. The Superior Court approved the confidential settlement and vacated the judgment on August 25, 2003. We do not believe that the proposed refund to California customers will be in an amount that would have a material adverse impact on our business and financial position.

NOTE 6 - CONTINGENCIES (CONTINUED)

On February 19, 2002, Daryl Kollman filed two separate Notices of Claim of Lien upon Chattels against us, NAC and Marta Carpenter and others, in Klamath County, Oregon. Mr. Kollman alleges, among other things, that we owe him approximately $705,693 in past due rent. Mr. Kollman also claims that we owe Klamath Cold Storage, Inc. ("KCS"), a company owned by Mr. Kollman and Marta Carpenter, approximately $717,900 in past due rent. Mr. Kollman asserts that we are not entitled to remove our personal property from the real property owned by him, Marta Carpenter and KCS and seeks to subject our to foreclosure proceedings. We intend to vigorously defend against these liens. We cannot predict the amount of loss, if any, that could result from these liens, but do not believe that an unfavorable outcome would have a material adverse impact upon our financial condition, cash flow, or results of operations.

On or about May 31, 2002, Daryl Kollman filed an action in the Circuit Court of Klamath County (Case No. 02-01956CV) seeking to evict us from certain real property owned by him and Marta Carpenter. Mr. Kollman later added a claim for allegedly unpaid rent exceeding $558,000. On or about October 31, 2002, the Court dismissed Mr. Kollman's eviction claim. Mr. Kollman's claim for unpaid rent is currently pending. We cannot predict the amount of loss, if any, that could result from this lawsuit but an unfavorable outcome could have a material adverse effect on our financial condition.

On June 6, 2002, Daryl Kollman filed a lawsuit in the name of KCS in the Circuit Court for the State of Oregon for Klamath County (Case No. 02-02040CV) to evict us from property owned by KCS. In this lawsuit, Mr. Kollman also alleges that we have not paid approximately $1,050,000 in rent. We have voluntarily vacated all of the KCS property we do not need to support our current operations. We contend that we have paid all rents owing and intend to vigorously defend this lawsuit. We cannot predict the amount of loss, if any, that could result from this lawsuit but an unfavorable outcome could have a material adverse effect on our financial condition.

On October 7, 2002, Daryl Kollman, one of our principal shareholders, filed a lawsuit against us, certain of our officers, directors and counsel in the Circuit Court for the State of Oregon for Klamath County (Case No. 02-03774CV). The complaint makes a number of individual and derivative claims. Mr. Kollman makes two claims against us. First, Mr. Kollman alleges that we breached an agreement to register our stock for public sale and seeks damages of an amount he must prove at trial, but not less than $9,282,000. Second, Mr. Kollman claims that we conspired with Marta C. Carpenter (formerly known as Marta C. Kollman), a principal stockholder and our President, Chief Executive Officer and one of our directors; Donald P. Hateley, our Chairman of the Board of Directors; and others to prevent the registration of Mr. Kollman's stock and to cause other financial injury to him. As a result, Mr. Kollman seeks no less than $32,931,976 against the defendants. Mr. Kollman also seeks millions of dollars in damages on his own behalf and on behalf of us against Marta Carpenter, Mr. Hateley and others based on a variety of legal theories. We intend to vigorously defend the direct claims asserted in this lawsuit, and we have filed a motion to disqualify Mr. Kollman as a proper plaintiff for the derivative claims, which motion is currently pending. We cannot predict the amount of loss, if any, which could result from this lawsuit and an unfavorable outcome could have a material adverse impact upon our financial condition, cash flow, or results of operations.

                      CELL TECH INTERNATIONAL INCORPORATED
                                AND SUBSIDIARIES

NOTE 6 - CONTINGENCIES (CONTINUED)

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

COVENANTS RELATED TO THE PRIVATE PLACEMENT TO ZUBAIR KAZI

In connection with the sale of common shares to a private investor, Zubair Kazi, in 1999, we agreed to issue common stock and warrants to purchase common stock to Mr. Kazi if the consolidated stockholders' equity was less than $20,000,000 at December 31, 1999. As a result, penalty shares have accrued and we issued 3,333,192 shares of common stock to Mr. Kazi during the second quarter of 2003 and we converted the associated accrued liability of $624,860 to equity. Warrants to purchase an additional 3,333,192 shares of common stock were also due to Mr. Kazi on March 31, 2003. During the third quarter of 2003, an additional liability was recognized under the agreement in the amount of $26,586 related to the issuance of these shares and warrants, based on the fair value of the securities and has been accounted for in the financial statements. Additionally, we were to register the shares originally sold to Mr. Kazi for resale within 120 days of the sale. We have accrued and will continue to accrue additional penalties until the shares are registered. The additional expense for the three months ended September 30, 2003 was $26,586 and 288,979 shares and 288,979 warrants are issuable to Mr. Kazi. We are also obligated to issue additional securities to Mr. Kazi upon the effective date of our next registration statement.

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

                      CELL TECH INTERNATIONAL INCORPORATED
                                AND SUBSIDIARIES

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

During 2002, we were able to obtain new financing that allowed us to repay the borrowings under the former line of credit. As of September 30, 2003, we are in compliance with the loan covenants under the new loan agreement. Additionally, management has introduced several new products and advertising campaigns in order to increase revenues and reverse the trend of net losses in the first nine months of 2003 and prior years. Although management believes that it has made progress during the first nine months of 2003 on issues affecting our ability to continue as a going concern, we have experienced recurring net losses and have negative working capital at September 30, 2003. These conditions give rise to substantial doubt about our ability to continue as a going concern. In their report on our financial statements for the year ended December 31, 2002, our independent certified public accountants included an explanatory paragraph expressing substantial doubt about the company's ability to continue as a going concern.

We are continuing our efforts to raise both debt and equity financing. However, there can be no assurance that we will be able to service additional financing, or that if such financing were available, whether the terms or conditions would be acceptable to us.

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

We intend the following discussion to assist in the understanding of our financial position and our results of operations for the three and nine months ended September 30, 2003 compared to the same period in 2002. You should refer to the Consolidated Financial Statements and related Notes in conjunction with this discussion. Unless stated otherwise, all financial information presented below, throughout this report and in the Consolidated Financial Statements and related Notes includes Cell Tech and NAC on a consolidated basis.

                      CELL TECH INTERNATIONAL INCORPORATED
                                AND SUBSIDIARIES

OVERVIEW

We develop and distribute products made with Aphanizomenon flos-aquae (trade name Super Blue Green(R) Algae, "SBGA") through a network of independent distributors. We currently offer 40 different products intended to appeal to health-conscious consumers. We divide our products into six product lines: Daily Health Maintenance, Digestive Health, Defensive Health, Powdered Drinks and Snacks, Animal and Plant Food and Personal Care.

We harvest SBGA and manufacture some of our products at our production facilities in Klamath Falls, Oregon. We are a multi-level marketing organization. Independent distributors make up our sales force. We market our products through our distributors in all 50 states, the District of Columbia, Guam, Puerto Rico, American Samoa, the Virgin Islands and Canada. We encourage our distributors to recruit new distributors into our network. We place recruited distributors beneath the recruiting distributor in our network of distributors. We pay our distributors commissions based on their personal sales and the sales of distributors beneath them. We assist distributors in establishing their own businesses and provide them with support programs such as audio and videotapes for training, seminars and an annual convention at our headquarters. We have approximately 35,608 active distributors as of September 30, 2003 compared to approximately 43,393 active distributors as of September 30, 2002. Active distributors are those who have purchased products in the last six months.

Our loss per share was $0.33 for the nine months ended September 30, 2003 compared to a net loss of $0.22 per share for the same period in 2002. We primarily relate the net loss for the nine months ended September 30, 2003 of $4,660,050 to a decrease in revenue without corresponding decreases in administrative costs and selling expenses. Additionally, the asset impairment charge of $2,728,632 contributed to the loss.

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

IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS

We utilize significant amounts of equipment in our operations to harvest and process blue-green algae from Klamath Lake. During 2001, we developed an alternative method of harvesting algae from Klamath Lake that yields raw algae at a lower total cost for the quantity harvested than the previous harvest method at the A Canal site. As a result, we have taken out of service certain equipment previously used to harvest algae from the canal site. We have written-off equipment taken out of service that we cannot remove from the canal site and has no other use. We had an auction in September 2003 where most of the remaining idle equipment was sold. We continue to review our property and equipment offered for sale and if we cannot realize any portion of the carrying value, we make adjustments to reduce the carrying value to its fair value. Due to the nature of auction sales, we anticipated the potential decrease in value by writing off an additional $528,632 in equipment values during the second quarter of 2003. Subsequent to the three months ended September 30, 2003, we determined that a building that had been used for harvest processing would no longer be utilized to the extent previously determined. We have determined that the asset is impaired and accordingly, we have recorded an impairment charge of $2.2 million in the third quarter 2003 and have written the asset down to its estimated fair value. We also regularly review property and equipment used in our operation and test for impairment if conditions indicate we may not recover the carrying value of the property and equipment. If we determine that we will not recover the carrying value and that assets are impaired, we adjust the

                      CELL TECH INTERNATIONAL INCORPORATED
                                AND SUBSIDIARIES

carrying value through a valuation allowance. The decision to write down a portion of the carrying value of property and equipment used in our operations or offered for sale could have a significant adverse effect on our operating results.

SALES INCENTIVES

The Emerging Issues Task Force ("EITF") has issued EITF Issue No. 01-09, "Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor's Products" and EITF Issue No. 00-25, "Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor's Products," which provide guidance on accounting for and income statement classification of consideration from a vendor to a reseller in connection with the reseller's purchase of the vendor's products or to promote sales of the vendor's products. We pay commissions to our distributors as compensation for sales and marketing activities as evidenced by downline growth and sales volume and accordingly classify these expenses as a cost, rather than as a reduction of revenue.

RESULTS OF OPERATIONS

The following table summarizes our unaudited operating results as a percentage of net sales for each of the periods indicated.

                                          Nine Months Ended September 30,    Three Months Ended September 30,
                                           2003               2002              2003              2002
                                      ---------------    ---------------   ---------------   ----------------

REVENUE                                        100.0%             100.0%            100.0%             100.0%

COST OF SALES                                   31.5               42.9              32.1               73.6
                                      ---------------    ---------------   ---------------   ----------------

GROSS PROFIT                                    68.5               57.1              67.9               26.4

COMMISSIONS                                     42.3               45.9              42.6               43.7
                                      ---------------    ---------------   ---------------   ----------------

GROSS PROFIT AFTER COMMISSIONS                  26.2               11.2              25.4              (17.3)

SHIPPING AND HANDLING EXPENSES                   6.5                5.6               6.6                6.2

SELLING EXPENSES                                18.4               13.8              17.5               15.2

RESEARCH AND DEVELOPMENT                         0.9                0.6               0.8                0.8

GENERAL AND ADMINISTRATIVE                      10.1                5.1              11.2                6.5

ASSET IMPAIRMENT                                16.0                  -              40.4                  -
                                      ---------------    ---------------   ---------------   ----------------

OPERATING LOSS                                 (25.7)             (13.9)            (51.0)             (45.9)

OTHER INCOME                                     0.6                0.8              (0.5)               0.6

INTEREST EXPENSE                                 2.3                0.7               2.0                0.8
                                      ---------------    ---------------   ---------------   ----------------

NET LOSS BEFORE TAXES                          (27.3)             (13.8)            (53.5)             (46.1)

INCOME TAX BENEFIT                                 -                  -                 -                  -
                                      ---------------    ---------------   ---------------   ----------------

NET LOSS                                       (27.3)             (13.8)            (53.5)             (46.1)
                                      ===============    ===============   ===============   ================

THREE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED WITH THE THREE MONTHS ENDED SEPTEMBER 30, 2002

Net sales for the three months ended September 30, 2003 were $5,451,089, a decrease of $999,562, or 15.5% from net sales of $6,450,651 for the three months ended September 30, 2002. We directly relate the decrease in sales to a 22.1% decrease in orders for the same period. Average order size increased to $126

                      CELL TECH INTERNATIONAL INCORPORATED
                                AND SUBSIDIARIES

from $118 over the same period. The average number of distributors for the three months ended September 30, 2003 decreased to 34,978, which was 18.0% lower than the average of 42,635 distributors for the three months ended September 30, 2002. We make sales of our products through a multi-level marketing network of distributors, so we positively link sales with the number of distributors.

Gross profit represents net sales less the cost of goods sold, which includes the cost of harvesting blue-green algae from Klamath Lake, the cost of other materials, direct labor expenses, an allocation of overhead costs, amortization, and depreciation. Gross profit increased to 67.9% of net sales during the three months ended September 30, 2003 from 26.4% of net sales during the three months ended September 30, 2002. This increase was due primarily to a non-recurring write-down of inventory values of $3,100,000 during the third quarter of 2002.

Gross profit after commissions represents gross profit less commission expense. Commission expense for the three months ended September 30, 2003 and 2002 were $2,320,163 and $2,819,479, respectively, a decrease of $499,316 or 17.7%. We are a multi-level marketing organization. Distributors make up our sales force. Distributors buy algae products for their own consumption and they actively recruit other distributors into our network. Distributors are paid commissions based upon their personal sales volumes and the sales of distributors beneath them in their network. Commission expense as a percentage of sales during the three months ended September 30, 2003 and 2002 were 42.6% and 43.7%, respectively. The decrease in the expense as a percentage of sales is due primarily to several minor changes in the commission plan during the first half of 2003.

Operating expenses include shipping and handling expenses, selling expenses, research and development expenses, general and administrative expenses and impairment expense. In total, operating expenses increased $2,318,834 or 126% to $4,165,619 for the three months ended September 30, 2003 from $1,846,785 for the three months ended September 30, 2002. We discuss the components of operating expenses for the three months ended September 30, 2003 and 2002 below.

     o Shipping and handling expenses decreased $39,534 or 9.9%, to $360,080 in 2003 from $399,614 in 2002. The decrease was due to a decrease in freight expense of $50,800 in 2003. Shipping and handling expenses as a percent of net sales increased to 6.6% for the three months ended September 30, 2003 from 6.2% for the three months ended September 30, 2002.

     o Selling expenses includes order operator and distributor services expenses, marketing and promotion expenses, and the expenses of the Office of the President and CEO. Selling expenses decreased $27,500 between 2003 and 2002 to $952,429 from $979,929. This decrease was primarily due to a decrease in the credit card merchant fees of $28,000, which was a result of a decrease in number of orders and revenue. Selling expenses as a percent of net sales were 17.5% for the three months ended September 30, 2003 and 15.2% of sales for the three months ended September 30, 2002. The increase in selling expenses as a percentage of sales increased because of the fixed nature of certain expenses coupled with the decrease in revenue.

     o Research and development expenses decreased to $44,940 during the three months ended September 30, 2003 from $49,458 during the same period in 2002, which constituted 0.8% and 0.8% of net sales, respectively.

     o General and administrative expenses increased by $190,386, or 45.6%, between 2003 and 2002 to $608,170 from $417,784. For the three months ended September 30, 2003, general and administrative expenses averaged 11.2% of sales while they were 6.5% of sales for the three months ended September 30, 2002. The increase between 2003 and 2002 is primarily attributable to an increase in legal fees and costs of $142,000, and an increase in loss on sale of fixed assets.

     o Asset impairment charge expense increased to $2,200,000 for the three months ended September 30, 2003 from no related expense in the three months ended September 30, 2002. This is the result of the write down of the canal harvest site building in 2003.

                      CELL TECH INTERNATIONAL INCORPORATED
                                AND SUBSIDIARIES

Other income (expense) decreased by $69,845 to a net expense of $27,152 for the three months ended September 30, 2003 from income of $42,693 for the three months ended September 30, 2002 due primarily to a decrease in management fees charged to Klamath Cold Storage, Inc. of $58,000 after it ceased active operations.

Net interest expense increased to $108,295 for the three months ended September 30, 2003 from $53,808 for the three months ended September 30, 2002. This increase was due primarily to interest charges recorded in connection with the settlement of vendor litigation and the resulting note payable. Net interest expense represented 2.0% and 0.8% of sales for each of the three months ended September 30, 2003 and 2002, respectively.

Net loss decreased by $53,747 resulting in a loss of $2,917,517 for the three months ended September 30, 2003 from net loss of $2,971,264 for the comparable period in 2002. As a percentage of net sales, net loss increased to a net loss of 51.0% of revenue from a net loss of 46.1% of revenue for the comparable period in 2002. The decrease in net loss was due primarily to the $3,100,000 charge to income in the third quarter of 2002 for inventory valuation that did not recur in 2003 that was offset by lower sales revenue in 2003, increases in certain operating expenses, and an asset impairment charge of $2,200,000.

NINE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED WITH THE NINE MONTHS ENDED SEPTEMBER 30, 2002

Net sales for the nine months ended September 30, 2003 were $17,052,013, a decrease of $3,259,457 or 16.0% from net sales of $20,311,470 for the nine months ended September 30, 2002. We directly relate the decrease in sales to an 19.9% decrease in orders for the same period. Average order size increased to $124 from $120 over the same period. The average number of distributors for the nine months ended September 30, 2003 decreased to an average of 36,304, which was 18% lower than the average of 44,528 distributors for the nine months ended September 30, 2002. We make sales of our products through a multi-level marketing network of distributors, so we positively link sales with the number of distributors.

Gross profit represents net sales less the cost of goods sold, which includes the cost of harvesting blue-green algae from Klamath Lake, the cost of other materials, direct labor expenses, an allocation of overhead costs, amortization, and depreciation. Gross profit increased to 68.5% of net sales during the nine months ended September 30, 2003 from 57.1% of net sales during the nine months ended September 30, 2002. This increase was due primarily to the additional inventory valuation reserve of $3,100,000 recorded in the third quarter of 2002 that was not recurring in 2003. Additionally, continuing production and maintenance costs against a lower sales volume and our agreement with a vendor, which requires the payment of additional fees for use by us of another vendor to dry algae, resulted in a noninventoriable expense during the period of $238,260.

Gross profit after commissions represents gross profit less commission expense. Commission expense for the nine months ended September 30, 2003 and 2002 were $7,216,020 and $9,326,815, respectively, a decrease of $2,110,795 or 22.6%. We are a multi-level marketing organization. Distributors make up our sales force. Distributors buy algae products for their own use or consumption and they actively recruit other distributors into our network. Distributors are paid commissions based upon their personal sales volumes and the sales of distributors beneath them in their network. Commission expense as a percentage of sales during the nine months ended September 30, 2003 and 2002 were 42.3% and 45.9%, respectively. The decrease in the expense as a percentage of sales is due primarily to the implementation of revisions to the commission system in June of 2002 and continued revisions in 2003.

Operating expenses include shipping and handling expenses, selling expenses, research and development expenses and general and administrative expenses. In total, operating expenses increased $3,746,724 or 74% to $8,842,142 for the nine months ended September 30, 2003 from $5,095,418 for the nine months ended September 30, 2002. We discuss the components of operating expenses for the nine months ended September 30, 2003 and 2002 below.

     o Shipping and handling expenses decreased $34,547 or 3.0%, to $1,107,091 in 2003 from $1,141,638 in 2002. The decrease was due to a decrease in direct freight expense associated with reduced shipping

                      CELL TECH INTERNATIONAL INCORPORATED
                                AND SUBSIDIARIES

          activity of $60,200 in 2003 partially offset by increases in payroll expenses of $13,100. Shipping and handling expenses as a percent of net sales increased to 6.5% for the nine months ended September 30, 2003 from 5.6% for the nine months ended September 30, 2002.

     o Selling expenses includes order operator and distributor services expenses, marketing and promotion expenses, and the expenses of the Office of the President and CEO. Selling expenses increased $341,082 between 2003 and 2002 to $3,135,426 from $2,794,344. This increase was primarily due to an increase in insurance for product liability of $118,500, an increase in promotional expenses of $228,100, and an increase in payroll expense of $35,100. We partially offset these increases by a decrease in the credit card merchant fees of $82,200. Selling expenses as a percent of net sales were 18.4% for the nine months ended September 30, 2003 and 13.8% of sales for the nine months ended September 30, 2002. The increase in selling expenses as a percentage of sales increased because of the fixed nature of certain expenses coupled with the decrease in revenue.

     o Research and development expenses increased 14.5% to $150,664 during the nine months ended September 30, 2003 from $131,601 during the same period in 2002, which constituted 0.9% and 0.6% of net sales, respectively. The increase related to an increase in payroll cost and laboratory testing.

     o General and administrative expenses increased by $692,494 between 2003 and 2002 to $1,720,329 from $1,027,835. For the nine months ended September 30, 2003, general and administrative expenses averaged 10.1% of sales while they were 5.1% of sales for the nine months ended September 30, 2002. The increase between 2003 and 2002 is primarily attributable to an increase in legal fees and costs of $497,000, increase in payroll costs of $59,000, increase in other professional fees of $41,000 and increase in loss on sale of assets of $83,000.

     o Asset impairment charge expense increased to $2,728,632 for the nine months ended September 30, 2003 from no related expense in the nine months ended September 30, 2002. During the first nine months of 2003 we wrote down $528,632 of equipment and $2,200,000 for buildings. The additional loss of value for the equipment we held for sale was due to the decision to sell the equipment at auction rather than wait for opportunity to sell the equipment on the open market. The building was written down to estimated fair market value after it was determined that it no longer could be used for its original purpose.

Other income (expense) decreased by $56,643 to $106,235 for the nine months ended September 30, 2003 from $162,878 for the nine months ended September 30, 2002. This was due primarily to decreases in management fees charged to Klamath Cold Storage, Inc. of $80,000 after it ceased active operations and the termination of a vendor service agreement that resulted in income of $77,000 in 2002 that was not recurring in 2003. These decreases to other income were partially offset by an increase in miscellaneous income of $38,000 and decreases in miscellaneous expenses of $63,000.

Net interest expense increased to $384,332 for the nine months ended September 30, 2003 from $149,543 for the nine months ended September 30, 2002. This increase was due primarily to interest charges recorded in connection with the settlement of the Oregon Freeze Dry litigation and the resulting note payable. Net Interest expense represented 2.3% and 0.7% of sales for each of the nine months ended September 30, 2003 and 2002, respectively.

The net loss increased by $1,850,346 resulting in a loss of $4,660,050 for the nine months ended September 30, 2003 from a net loss of $2,809,704 for the comparable period in 2002. As a percentage of net sales, net loss increased by 10.9% for the nine months ended September 30, 2003 resulting in a net loss of 27.3% of revenue from net loss of 13.8% of revenue for the comparable period in 2002. The dollar increase was due to net sales decreasing by 16.0% and by the increase in operating costs of 74%, mainly as a result of asset impairment charges.

                      CELL TECH INTERNATIONAL INCORPORATED
                                AND SUBSIDIARIES

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

Working capital deficit at September 30, 2003 amounted to $3,398,984, which represents an increase in working capital of $883,914 from a working capital deficit of $4,282,898 as of December 31, 2002. At September 30, 2003, we had a bank overdraft of $602,662 versus a bank overdraft of $468,008 as of December 31, 2002.

In September 2002, La Jolla Loans, Inc. ("La Jolla Loans") purchased and took an assignment of our financing facility with Coast Business Credit. At the same time, we entered into a Forbearance and Extension Agreement with La Jolla Loans. Under the terms of the forbearance agreement, La Jolla Loans agreed not to declare a default until June 30, 2003, when the entire principal is due. La Jolla Loans extended the forbearance period to June 30, 2004 by our payment of a $75,000 renewal fee. Interest of $23,023 at an effective rate of 14% is payable monthly along with additional monthly impound payments of approximately $65,000. La Jolla Loans will defer the difference between the minimum interest payment of $45,000 under the agreement with Coast Business Credit and the $24,500 minimum interest payments under the forbearance agreement for the forbearance period. If we fully perform under the terms and conditions of the forbearance agreement and no default occurs during the forbearance period, La Jolla Loans will release us from any obligation to pay that portion of the minimum monthly interest payments in excess of $23,023. The outstanding principal balance at September 30, 2003 was $1,973,400. We were in compliance with all loan covenants as of September 30, 2003.

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

CASH FLOWS

Net cash flows provided by operating activities for the nine months ended September 30, 2003 amounted to $277,925 compared to cash flows provided by operations of $1,121,172 for the nine months ended September 30, 2002. The decrease in cash flows generated by operations is primarily due to the increase in the net loss after accounting for non-cash items as compared to the prior year. This increase was partially offset by the net decrease in current assets largely as a result of the utilization of inventory during the first nine months of 2003. We did not harvest any alga during 2003 until after the third quarter of operations.

Cash flows provided by investing activities for the nine months ended September 30, 2003 was $90,988, representing an increase of $451,222 from net cash used for investing activities of $360,234 for the nine months ended September 30, 2002. This was due to a decrease in equipment purchases and an increase in the cash proceeds from the sale of unused equipment during the nine months ended September 30, 2003.

                      CELL TECH INTERNATIONAL INCORPORATED
                                AND SUBSIDIARIES

Net cash flows used for financing activities was $368,913 for the nine months ended September 30, 2003 versus net cash used for financing activities of $760,938 during the nine months ended September 30, 2002. This change is principally due to net repayments of long-term debt of $779,350 partially offset by increases in the bank overdraft and related party debt. The decrease in long-term debt was due primarily to payments to a vendor and to the settlement with The Nature Conservancy.

RECENT FINANCIAL ACCOUNTING STANDARDS BOARD STATEMENTS

In May 2003, FASB issued Statement of Financial Accounting Standards No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" ("SFAS 150"). SFAS 150 clarifies the accounting for certain financial instruments with characteristics of both liabilities and equity, and requires that those instruments be classified as liabilities in the balance sheets. Previously, many of those financial instruments were classified as equity. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003 and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 did not have a material impact on its results of operations and financial condition.

In January 2003, FASB issued Financial Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"). FIN 46 clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements" to those entities defined as "Variable Interest Entities" (more commonly referred to as special purpose entities) in which equity investors do not have the characteristics of a "controlling financial interest" or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 applies immediately to all Variable Interest Entities created after January 31, 2003 and by the beginning of the first interim or annual reporting period commencing after June 15, 2003 for Variable Interest Entities created prior to February 1, 2003. On October 9, 2003, the FASB issued FASB Staff Position 46-6 ("FSP 46-6") deferring the effective date for applying the provisions of FIN 46 for public entities with variable interests in entities created before February 1, 2003, until the end of the first interim or annual period ending after December 15, 2003. The Company has not identified any variable interests in entities.

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

                      CELL TECH INTERNATIONAL INCORPORATED
                                AND SUBSIDIARIES

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

ITEM 4. CONTROLS AND PROCEDURES

(a) As of September 30, 2003, our Chief Executive Officer, or "CEO," and Chief Financial Officer, or "CFO," performed an evaluation of the effectiveness and the operation of our disclosure controls and procedures as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based on that evaluation, the CEO and CFO concluded that our disclosure controls and procedures were effective as of September 30, 2003.

(b) There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) Rule 13a-15 or 15d-15 under the Exchange Act that occurred during the quarter ended September 30, 2003 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                      CELL TECH INTERNATIONAL INCORPORATED
                                AND SUBSIDIARIES


                          PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In October of 2001, Teachers for Truth in Advertising filed an action in the Superior Court of Tulare County, California alleging that we, erroneously sued as Cell Tech Products, Inc., engaged in unfair business practices and misleading advertising. In January 2003, the Superior Court of Tulare County issued a tentative decision stating that Teachers for Truth in Advertising was entitled to an injunction prohibiting us from making deceptive representations in its advertising or literature disseminated in California and ordering us to refund the purchase price paid by California customers for our algae products from the date four years prior to the filing of the action through the trial date in November of 2002. In response to the tentative decision, our counsel filed a Request for Statement of Decision on January 23, 2003. On February 20, 2003, the Superior Court issued its final decision, which essentially affirms the tentative decision, which judgment was entered in April 2003. Plaintiff has submitted a proposed judgment to the court consistent with the tentative and final Decisions. The parties mediated this matter on May 9, 2003 before a retired Orange County, California Superior Court judge and agreed to submit a proposed confidential settlement to the Superior Court within 60 days, which they have done. The confidential settlement provides for making partial refunds to certain of our California customers. The Superior Court approved the confidential settlement and vacated the judgment on August 25, 2003. We do not believe that the proposed refund to California customers will be in an amount that would have a material adverse impact on our business and financial position.

On February 19, 2002, Daryl Kollman filed two separate Notices of Claim of Lien upon Chattels against, NAC, Marta Carpenter, others and us, in Klamath County, Oregon. Mr. Kollman alleges, among other things, that we owe him approximately $705,693 in past due rent. Mr. Kollman also claims that we owe Klamath Cold Storage, Inc. ("KCS"), a company owned by Mr. Kollman and Ms. Carpenter, approximately $717,900 in past due rent. Mr. Kollman asserts that we are not entitled to remove our personal property from the real property owned by him, Ms. Carpenter and KCS and seeks to subject our property to foreclosure proceedings. We intend to vigorously defend against these liens. We cannot predict the amount of loss, if any, that could result from these liens, but do not believe that an unfavorable outcome would have a material adverse impact upon our financial condition, cash flow, or results of operations.

On or about May 31, 2002, Daryl Kollman filed an action in the Circuit Court of Klamath County (Case No. 02-01956CV) seeking to evict us from certain real property owned by him and Marta Carpenter. Mr. Kollman later added a claim for allegedly unpaid rent exceeding $558,000. On or about October 31, 2002, the Court dismissed Mr. Kollman's eviction claim. Mr. Kollman's claim for unpaid rent is currently pending. We cannot predict the amount of loss, if any, that could result from this lawsuit but an unfavorable outcome could have a material adverse effect on our financial condition.

On June 6, 2002, Daryl Kollman filed a lawsuit in the name of KCS in the Circuit Court for the State of Oregon for Klamath County (Case No. 02-02040CV) to evict us from property owned by KCS. In this lawsuit, Mr. Kollman also alleges that we have not paid approximately $1,050,000 in rent. We have voluntarily vacated all of the KCS property, as we do not need it to support our current operations. We contend that we have paid all rents owing and intend to vigorously defend this lawsuit. We cannot predict the amount of loss, if any, that could result from this lawsuit but an unfavorable outcome could have a material adverse effect on our financial condition.

On October 7, 2002, Daryl Kollman, one of our principal stockholders, filed a lawsuit against us, certain of our officers, directors, and counsel in the Circuit Court for the State of Oregon for Klamath County (Case No. 02-03774CV). The complaint makes a number of individual and derivative claims. Mr. Kollman makes two claims against us. First, Mr. Kollman alleges that we breached an agreement to register our stock for public sale and seeks damages of an amount he has to prove at trial, but not less than $9,282,000. Second, Mr. Kollman claims that we conspired with Marta C. Carpenter (formerly known as Marta C. Kollman), a principal stockholder and our President, Chief Executive Officer and one of our directors; Donald P. Hateley, our Chairman of the Board of Directors; and others to prevent the registration of Mr. Kollman's stock and to cause other financial injury to him. As a result, Mr. Kollman seeks no less than $32,931,976

                      CELL TECH INTERNATIONAL INCORPORATED
                                AND SUBSIDIARIES


against the defendants. Mr. Kollman also seeks millions of dollars in damages on his own behalf and on behalf of us against Ms. Carpenter, Mr. Hateley and others based on a variety of legal theories. We intend to vigorously defend the direct claims asserted in this lawsuit and we have filed a motion to disqualify Mr. Kollman as a proper plaintiff for the derivative claims, which motion is currently pending. We cannot predict the amount of loss, if any, which could result from this lawsuit, and an unfavorable outcome could have a material adverse impact upon our financial condition, cash flow, or results of operations.

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

        (2) Ratification of the Board's selection of BDO Seidman LLP as our independent certified public accountants; and

        (3)  Approval of our 2000 Stock Incentive Plan.

        A total of 8,899,875 shares (approximately 63%) of the issued and outstanding shares of the Company were represented by proxy or in person at the meeting. Our stockholders voted these shares on the matters described above as follows:

1. For the directors as follows:

          NAME                                            NUMBER
                                                        OF SHARES         NUMBER OF SHARES
                                                           FOR          ABSTAINING/WITHHELD
     -----------------------------------------     ----------------   ------------------------
          Donald P. Hateley, Esq., CPA                  8,886,575                     3,300
          Marta C. Carpenter                            8,886,564                     3,311
          Justin Straus                                 8,886,575                     3,300
          Christopher J. Blaxland, D.V.M.               8,886,575                     3,300
          Donald M. Anderson, Ph.D.                     8,886,575                     3,300

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

                  None.

* Filed herewith.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                      CELL TECH INTERNATIONAL INCORPORATED


November 19, 2003                          /s/ Marta C. Carpenter
                                           -------------------------------------
                                           Marta C. Carpenter
                                           President and Chief Executive Officer