Form 10-K
period 2003-12-31
CELL TECH INTERNATIONAL INC
filed 2004-04-14
CIK 1015194

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED: DECEMBER 31, 2003

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
    (State or other Jurisdiction of                    (I.R.S. Employer
     Incorporation or Organization)                   dentification No.)

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

         The aggregate market value of the 800,000 shares of registrant's voting stock held by non-affiliates of the registrant as of June 30, 2003 (the last day of the registrant's most recently completed second fiscal quarter) was approximately $128,000 based on the closing price of the registrant's common stock on the National Quotation Bureau's Pink Sheets or $0.16 per share.

         The number of shares outstanding of the registrant's sole class of common stock, par value $0.01 per share, as of March 25, 2004, the latest practicable date, was 13,974,087.

                       DOCUMENTS INCORPORATED BY REFERENCE

None.

                                    CELL TECH INTERNATIONAL INCORPORATED

                                          FORM 10-K ANNUAL REPORT

                                FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003

                                             TABLE OF CONTENTS

PART I...................................................................................................1

    ITEM 1.  BUSINESS....................................................................................1
    ITEM 3.  LEGAL PROCEEDINGS..........................................................................14
    ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS......................................15

PART II.................................................................................................16

    ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
             MATTERS....................................................................................16
    ITEM 6.  SELECTED FINANCIAL DATA....................................................................19
    ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
             RESULTS OF OPERATION.......................................................................19
    ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK............................. ...31
    ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA................................................31
    ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
             FINANCIAL DISCLOSURE.......................................................................31
    ITEM 9A. CONTROLS AND PROCEDURES....................................................................31

PART III................................................................................................32

    ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.........................................32
    ITEM 11. EXECUTIVE COMPENSATION.....................................................................34
    ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.............................40
    ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.............................................41
    ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.....................................................42

PART IV.................................................................................................42

    ITEM 15.  EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K.........................42

SIGNATURES..............................................................................................46

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

                                     PART I

ITEM 1.  BUSINESS

OVERVIEW

We are a natural and nutritional products company. We develop and distribute a wide range of products made with APHANIZOMENON FLOS-AQUAE (trade name Super Blue Green(R)) Algae ("SBGA") and other nutrients and ingredients through a network of independent Business Associates ("Business Associates"). We currently offer over sixty products that are intended to appeal to health-conscious consumers. We divide our products into three major product lines including nutritional supplements and foods, skin and hair care products, and animal and plant care.

We harvest SBGA and manufacture several of our products at our modern production facilities in Klamath Falls, Oregon. We market our products through independent Business Associates located in all fifty states, the District of Columbia, Guam, Puerto Rico, American Samoa, the Virgin Islands, Federated States of Micronesia, Marshall Islands, Northern Mariana Islands, Palau and Canada. We encourage our Business Associates to recruit interested people as new Business Associates for our products. We place these recruits beneath the recruiting Business Associates in the "network" and we refer to them as the associates' "downlines" or "networks." Business Associates earn commissions on sales by their organizations as well as on the sales they generate directly. We assist Business Associates in establishing their own businesses and provide support programs such as a comprehensive, information-packed website (www.celltech.com), audio and videotapes for training, a national Training tour, Regional Sales Meetings, seminars and an annual convention called the August Celebration.

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

EXECUTIVE OFFICES

Our principal executive offices are located at 565 Century Court, Klamath Falls, Oregon 97601, and our telephone number at that address is (541) 882-5406. Our internet address is WWW.CELLTECH.COM; however, the information on our website does not constitute part of this Annual Report on Form 10-K and is not incorporated herein unless otherwise indicated in this report. You may obtain, free of charge, our annual, quarterly and current reports, and any amendments thereto on the Securities and Exchange Commission's website at WWW.SEC.GOV.

INDUSTRY OVERVIEW

With the significant expansion of our product line, in the last two quarters of 2003, we are addressing two large markets. The first is the market for nutritional supplements, particularly those to which industry analysts refer as "herbal supplements", though, in fact, we have very few actual herbs in our product lines. The second market is natural personal care and, in particular, natural skin care.

Though these markets are related by their emphases on natural ingredients and by generally similar market demographics, they are very different markets, with very different growth prospects. Simply, the market for herbal supplements is growing, if at all, much slower than the market for natural personal care.

This is why our strategy is to maintain and revitalize our traditional supplement business, while we establish ourselves as a significant and distinctive player in the market for natural personal care.

Scott Van Winkle, CFA, is a principal at the Boston-based investment bank of Adams, Harkness & Hill, who researches the natural & organic food, specialty food and nutrition industries. In a recent article in Natural Products Industry Insider, he said,

"Given the return to positive growth in the mass market and our ongoing confidence in growth in the direct, natural food, and specialty segments; we are forecasting that the category has broadly recovered from the herbal-led decline, and we forecast low, single-digit growth in the United States going forward... We forecast 2-percent to 5-percent growth in the nutritional category over the next several years driven by the constant aging of the demographic, combined with .5-percent population growth, recovering consumer confidence, and the occasional new product class adding to the category.

"We believe that the category has already bottomed and the future outlook is brighter. Some supply and industry structure-related issues still persist, but demand is the single most important aspect of any consumer product category, and it has improved."

We agree with his assessment, and with his further assertion that,

"The direct channel of the nutritional supplement industry, specifically network marketing, could be aided by the rising unemployment and lack of income growth in the United States. The theory forwarded by most in this industry is that the strong economy and high employment rate pared back the potential market for network marketing distributors in the late '90s. With unemployment on the rise over the last 12 to 24 months, and a constant flow of layoffs coming daily, the network marketing channel could, and probably should, see growth of new distributors."

So, we have faith in the future of this market, and we will continue to position ourselves, with new products and new presentations, to benefit from its inevitable resurgence. On the other hand, we are aggressively establishing a position in the natural personal care industry, which has experienced double-digit growth for the last few years, and which has robust opportunity going forward.

According to THE U.S. MARKET FOR NATURAL PERSONAL CARE PRODUCTS,

"The boom in natural grooming products is a phenomenon that mainstream Health and Beauty Care marketers must heed: natural/organic skincare, hair care and cosmetic items are breaking the $3.9 billion mark at retail in 2003, and shall rocket to a $5.8 billion by 2008,"

The Nutrition Business Journal states that,

"Analysis of Nutrition Business Journal's survey of natural personal care manufacturers, and other data sources indicate that natural personal care products grew $4.1 billion in consumer sales in 2002, or 11% of the $37.3 billion U.S. health & beauty care market. Growth in natural personal care was 10% over 2001, as manufacturers reaped the benefits of growing consumer interest, gains in mass-market distribution, successful new products, revamped packaging and savvier marketing.

"In 2002, the aggregate growth rate of the top 10 core natural personal care companies listed in Nutrition Business Journal's annual ranking was 14%, six points higher than just one year before.

"The natural personal care category is enjoying healthy growth, fueled by consumer demand that is attracting attention not only from core natural product manufacturers but from mainstream cosmetic companies as well. While the mainstream cosmetic and personal care product market is growing at a sluggish, low single-digit pace, the natural personal care market has become a beacon of light in a foggy nutrition industry."

Cell Tech is particularly well suited to benefit from this market growth, because our network marketing system enables us to add new products quickly and incrementally, and because our existing supplement products and expertise are directly relevant to product development in the natural personal care arena.

GROWTH STRATEGY

In the last several years, widely publicized reports and medical research findings, indicating a correlation between the consumption of nutrients and the reduced incidence of certain diseases, have heightened the public awareness of the positive effects of nutritional supplements on health. The United States government and universities generally have increased sponsorship of research relating to nutritional supplements. For example, Congress has established an Office of Alternative Medicine and an Office of Dietary Supplements within the National Institutes of Health to foster research into alternative medical treatment modalities and the role of dietary supplements in maintaining health and preventing disease, respectively. However, questions about the efficacy and safety of nutritional supplements may have and may continue to affect sales of such supplements. The recent controversies over the efficacy of St. John's Wort and Kava, and the recent concerns about the safety of Ephedra illustrate this point.

However, we believe that the aging of the United States population, together with a corresponding increased focus on preventative health care measures, will continue to result in increased demand for certain nutritional supplement products despite negative publicity of the type described above. The United States Bureau of the Census projects the 35-and-older age group of consumers, which represents a large majority of the regular users of vitamin and mineral supplements, to grow significantly faster than the general United States population through 2010.

Further, the $1.6 billion market for Natural Personal Care products, including skin and hair care, is growing at double-digit rates, according to the Nutrition Business Journal. We are particularly well suited to participate in this market because one of the key drivers of growth in this market is consumer interest in personal care products which include ingredients like blue-green algae, enzymes, coenzyme Q10, grape seed and grape seed extracts and beta glucan, among others.

All of these ingredients, and more, are already available in our nutritional supplements, and our consumer base is already attuned to their effectiveness as internal and external supplements.

Our growth strategy is to capitalize on the increased interest in nutritional supplements and natural personal care described above by dramatically expanding our product lines, increasing product sales through existing distribution channels in the U.S. and Canada and by expanding into new markets. In particular, we believe that we may realize our growth by achieving the following:

     o We will introduce new products complementary to our current product lines. Our product development strategy is to develop new product lines to complement our current products. We more than doubled our entire product line in the second half of 2003. Most of these new products were skin care and hair care products, which complement and leverage our existing supplement lines. We have introduced five new product lines (Essential Matrix, Grape Synergy, CoQskin, Golden Lily and a new line of supplements in packets, which we call Essentials) and we are actively working on introducing additional products.

     o We have introduced a revised compensation plan and other promotion and recognition programs to provide additional incentives to our Business Associates. Our ability to increase sales is significantly dependent on our ability to attract, motivate and retain Business Associates. We utilize an innovative marketing program that we believe is competitive with programs offered by many other network marketing companies. This program provides financial incentives, including several forms of commission (bonus), optional Business Associate training and support, no sign-up costs, inventory requirements, and low monthly purchase requirements. We intend to reach potential new Business Associates through increased advertising, teleconferencing and regional sales and training meetings. Successful management of Business Associates supports the marketing of products as well as the recruitment of new Business Associates.

     o We believe that growth potential exists in international markets. We intend to tackle international markets by entering into marketing distribution agreements for Europe and Asia.

     o We intend to engage government relations personnel to assist our international expansion. We will engage government relations personnel who will take a systematic, proactive approach to working with government and licensing agencies in new markets to ensure that our products and distribution model comply with all local laws and regulations. We will utilize outside market consultants and work with private organizations throughout the world to prepare for introducing our products in diverse markets.

     o We intend to seek to enter into agreements and joint ventures with strategic partners. We believe that opportunities exist with various strategic partners that may improve our ability to market and distribute our products, enter into new markets and provide our Business Associates with new products that complement our existing product lines.

PRODUCT OVERVIEW

Our product line consists primarily of consumable products that we target to consumers interested in natural alternatives for health, nutrition, and personal care. In developing our product line, we have emphasized natural ingredients and processing, quality, purity, potency, and safety. We offer a line of over sixty products that we divide into three categories: Nutritional Supplements and Foods, Skin and Hair Care, and Animal and Plant Foods.

NUTRITIONAL SUPPLEMENTS AND FOODS

Our nutritional supplements and foods include a naturally harvested and processed form of Aphanizomenon flos-aqua, which we call Super Blue Green(R) Algae (SBGA). We also offer a wide range of other nutritional supplements, including digestive enzymes, probiotics, and nutrients like Coenzyme Q10, WGP(TM) Beta Glucan, and Grape Seed and Grape Skin extracts.

We also provide a range of nutritional drinks, including liquid versions of SBGA, two of which are fortified with Lutein, for vision support, or WGP(TM) Beta Glucan, for immune system support. We also market a nutritional food bar, called the BG Bar.

SKIN AND HAIR CARE

Since June of 2003, we added over thirty new products in this category. They are primarily skin care products, ranging from basic bath and body care (Essential Matrix, Grape Synergy and CoQskin) to spa and salon quality, premium skin care (Professional Formulas, Golden Lily).

These products are uniquely natural and high-performance, with ingredients that include a number of our dietary supplements, like Super Blue Green(R) Algae and WGP(TM) Beta Glucan, which have significant benefits for the skin when applied topically or when ingested. We have also introduced a new package of supplements that contain each of the key performance ingredients in our skin and hair care lines. These are Super Blue Green(R) Algae, Grape Synergy(TM) grape seed and grape skin extracts, ImmuSun(TM) WGP(TM) Beta Glucan and Coenzyme Q10. We call them Natural Beauty Essentials.

ANIMAL AND PLANT FOODS

In addition to our soil amendment, which we call PLANeT Food, we have a series of animal supplements, for cats, dogs, horses, and other small animals.

BUSINESS ASSOCIATES AND OUR NETWORK MARKETING SYSTEM

We distribute our products through a network marketing system of Business Associates. Business Associates are independent contractors who purchase products directly from us for resale to retail consumers. Business Associates may elect to work on a full-time or a part-time basis. We believe that our network marketing system is well suited to marketing our nutritional supplements and other products because ongoing personal contact between retail consumers and Business Associates, most of whom use our products, strengthen sales of such products. Currently, we have Business Associates in all fifty states, the District of Columbia, Guam, Puerto Rico, American Samoa, Virgin Islands and Canada.

Each Business Associate has the opportunity to sponsor additional Business Associates, which can enhance the original Business Associate's income, as described below. Each new sponsored Business Associate, as well as his or her own "downline" groups, becomes a member of the Business Associate's network or "downline."

COMMISSION SYSTEM

We currently offer two categories of membership. We call the first category "Business Associate" and the other "Preferred Customer." Business Associates are interested in receiving commissions for their own purchases as well as for purchases made by members enrolled in their "downline." A Preferred Customer is a customer who is interested in consuming our products, but is not interested in the business opportunity we offer to our Business Associates. Many Preferred Customers eventually become Business Associates. Both categories of membership purchase our products at wholesale prices.

We compensate our Business Associates through a Business Associate commission system that encourages both retail selling and sales organization management. Business Associates may derive income from several sources. First, Business Associates may receive revenues by purchasing our products at wholesale prices and selling them to customers at retail prices. Second, Business Associates earn the right to receive bonuses (commissions) based upon purchases by members of their "downline" or sales marketing organization. Each new Business Associate that a Business Associate sponsors becomes a member of his selling organization or "downline." We refer to the Business Associates that a Business Associate directly sponsors as his "first generation" or "first level."

In June 2002, we revised our commission system to better suit our long-term growth objectives of attracting new Business Associates and appropriately rewarding the Business Associates that work to increase their business with us. Our goal was to redistribute our commission expense to those Business Associates who demonstrate to us that they are actively contributing to our growth. We believe we have designed a commission system that is suited to achieve these goals as is demonstrated by the decrease in commission expense from 47.8% of revenue in 2001 to 43.7% of revenue in 2002 and 42.5% of revenue in 2003. The changes to our system that took effect in June 2002, are as follows:

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

The first level is "Member" and the highest level is "Executive." Business Associates may attain "Member" status by purchasing any product from us. There are two intermediary levels between Member and Executive: Representative and Leader. A Business Associate achieves higher levels in the bonus structure primarily through increased purchases by Business Associates sponsored directly by them (their first level) and in their personal group. The requirements for a Business Associate to reach the first "Executive" level are monthly personal purchases of at least $100 and monthly group volume of $500. For each "Executive" level attained thereafter, the Business Associate must maintain monthly personal purchases of at least $100 and monthly group volume of at least $500. The program is such that each month a Business Associate must qualify at that level for us to pay at that level. The advantage to this is that the Business Associates must remain active in purchasing and sponsoring to retain their bonuses, but if they do not qualify in a certain month, we only reduce their income that one month.

The Business Associate commission system includes three kinds of bonuses, as described below:

     o STANDARD BONUS. The standard bonus is available to any Business Associate who has an "active" status with us. Business Associates may attain the title of "Assistant Leader" by purchasing a minimum of $50 of products in a month. We base the percentages used to determine the bonus and the number of levels in the organization the Business Associate receives bonuses upon on the individual's title with us. The standard bonus grants rebates to the Business Associate as he consumes and sells our products to others.

     o EXECUTIVE GENERATION BONUS. A second form of bonus is available to those who have Executives in their downline. Based on the number of "Executives" they have at each level, and assuming certain minimum personal purchases each month, Business Associates receive a percentage of such Executives' standard bonus as an additional bonus.

     o BLUE-GREEN DIAMOND BONUS. Finally, those Executives attaining the highest levels in our structure are eligible to receive an additional bonus called the "Blue-Green Diamond Bonus" which is a percentage of the gross commissionable sales volume for the year.

We believe that the opportunity of Business Associates to earn bonuses contributes significantly to our ability to retain our productive Business Associates. The Business Associate commission system encourages promotion to higher commission levels by enabling Business Associates to earn commissions on a deeper sales base (i.e., more levels of their organization). We believe this will encourage sponsoring growth (depth) in an organization and not just acquiring customers personally.

To become a Business Associate, a person must simply sign an agreement to comply with our policies and procedures. No investment is necessary to become a Business Associate. We consider, as of February 29, 2004, approximately 32,000 of our Business Associates to be "active," that is, an individual Business Associate who has ordered at least $50 of our products during the preceding six-month period.

TRAINING

We support opportunity meetings in various key cities and participate in motivational and training events in various market areas, designed to inform prospective and existing Business Associates about our product line and selling techniques. Business Associates give presentations relating to their experiences with our products and the methods by which they have developed their own organization of Business Associates. We offer motivation to participants in the form of recognition, promotions, excursions and tours, which we intend to foster an atmosphere of excitement throughout the Business Associate organization. Prospective Business Associates are educated about the structure, dynamics and benefits of our network marketing system.

We continually develop marketing strategies and programs to motivate Business Associates. We design these programs to increase Business Associates' monthly product sales and the recruiting of new Business Associates.

BUSINESS ASSOCIATE SUPPORT

As part of our program to maintain constant communication with our Business Associate network, we offer the following support programs to our Business
Associates:

     o ASSOCIATIONS/TEAMS/ADVISORY BOARD. Several associations and teams support Business Associates' efforts, including the Leadership Alliance, an association of those Business Associates having reached the top levels of our Marketing Plan, which was formed in order to allow interaction among the Network's "top level" group for discussion of business issues, development of solutions and methods to improve the sales success and growth of downlines and the Network as a whole. In addition, the Field Advisory Board is an advisory team representing the entire field organization and brings issues, recommendations, and other ideas to us for discussion. The Field Advisory Board participates in bi-monthly teleconferences with our marketing and operations executives.

     o AUGUST CELEBRATION. For the past sixteen years, we have sponsored and held the August Celebration, which is our annual convention.

     o ORDERING SUPPORT. We offer a variety of methods to order product and support materials, including toll-free telephone operator access, "Order Express" (a toll-free automated telephone system that Business Associates can call 24 hours a day to place orders or to access their records), and our website at http://www.celltech.com.

     o INFORMATION SUPPORT. Business Associates may learn more about our products, our history, Business Associate organization building, management techniques and related matters through our website, www.celltech.com. In addition, we produce color catalogues and brochures for our Business Associates and produce a monthly publication called "Networker's Edge" focused on business building. We also maintain our ATG Technologies Voice Mail System, which includes options for broadcasting messages to our Business Associates via temporary, permanent and super groups. A direct access telephone line allows Business Associates to access our most recent announcements sent through the ATG Technologies System to our Network. Finally, a 24-hour toll-free "Fax-on-Demand" system provides Business Associates with news bulletins, product literature and articles of interest via facsimile.

RESEARCH AND DEVELOPMENT

We spent $197,266 on research and development in 2003, $193,310 in 2002 and $190,884 in 2001. We continually seek to identify, develop and introduce innovative, effective and safe products. We have introduced approximately forty new products since 1997. Management believes that our ability to introduce new products increases our Business Associates' product visibility and competitiveness in the marketplace. We also continuously evaluate "existing" products for viability and it is our policy to discontinue products that are not selling satisfactorily.

We derive new product ideas from a number of sources, including trade publications, scientific and health journals, management, and independent consultants. We maintain our own quality assurance/quality control staff, consisting of two full time employees, but rely upon independent research, consultants and others for ingredient research, development and formulation services. When we identify a new product concept or when we must reformulate an existing product for introduction into a new or existing market, we generally submit the new product concept or reformulation to our suppliers for technological development and implementation. In addition, prior to introducing products into our markets, our scientific consultants, legal counsel and other representatives investigate product formulation matters as they relate to regulatory compliance and other issues.

In 2003, we began formulating and testing various new products, including skin and hair care products, which are designed to compliment our existing product lines.

We are currently developing additional products, including new skin and hair care products, antioxidants, weight management, and energy products. In addition to the introduction of single products, we are also focusing on promoting groups of products to be taken in conjunction with each other to address the specific needs an individual may have (such as weight loss, stress or daily wellness).

PRODUCT WARRANTIES AND RETURNS

Our product warranties and policy regarding returns of products are similar to those of other companies in our industry. Any consumer, who is not satisfied with any of our products, may return it to the Business Associate from whom they purchased it from within 90 days of their purchase. The Business Associate is required to refund the purchase price to the consumer. The Business Associate may then return the unused portion of the product to us for an exchange of equal value. If a Business Associate requests a refund in lieu of an exchange, we will issue a check or credit the appropriate amount to the Business Associate's credit card.

We warrant all of our products against defect. Our experience has been that returns are 1/2 of 1 percent of sales. We have a reserve of $14,600 for sales returns at December 31, 2003.

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

In years when there has been no harvest, we rely on our inventory of frozen and freeze-dried SBGA. As of December 31, 2003, we had 900,157 pounds of frozen algae inventory for use in capsules and tablets and 1,660,511 pounds of frozen algae for use with vendor products. We had not harvested algae since 1998 due to excess inventory in relation to sales; however, in July 2001, we commenced harvesting SBGA and in 2002, we expanded our harvesting capacity ten-fold. We believe that our present rate of inventory consumption only partially reflects the demand that we anticipate as we implement our growth strategy. Although the availability of new algae that we may harvest from Upper Klamath Lake may change from year to year, we believe that our existing inventory is adequate for several years.

From time to time, a toxic species of algae called MICROCYSTIS AERUGINOSA blooms in Upper Klamath Lake and can contaminate a portion of our harvest of SBGA with microcystin, a toxin. We have worked with state and federal agencies to establish prudent safety precautions, and test each batch of algae we harvest for microcystin levels before releasing it for production. Our experience indicates that our harvest method helps us to minimize the amount of MICROCYSTIS AERUGINOSA in the harvested material, thus increasing the total amount of algae that we can release for production.

We encapsulate and bottle algae in-house. We also purchase vitamins, nutritional supplements and other products and ingredients from parties that manufacture such products to our specifications and standards. During 2003, 2002, and 2001, one vendor supplied approximately 42%, 45% and 55%, respectively, of the products that we purchased. This vendor was our source of enzymes and probiotics. We place significant emphasis on quality control with all of our products. All nutritional supplements, raw materials and finished products are subject to sample testing, weight testing and purity testing by independent laboratories. In the event of loss of any of our sources of supply, we believe that suitable replacement sources of similar products and product ingredients exist and are available to us.

TRADEMARKS AND SERVICE MARKS

We package most products under our "private label." At December 31, 2003, we have six trademarks registered with the United States Patent and Trademark Office and one trademark application pending, and three trademarks registered and one application pending with the Canadian Intellectual Property Office of Trade Marks. In addition, we have registered trademarks in eleven foreign countries (and one application pending in a twelfth) for the mark "PLANeT Food." While we believe customer identification with our name and brand is important, we feel that our primary competitive edge arises from our Business Associate network and our strategic location, which allows us to process algae immediately after its harvest, and not from any proprietary technology.

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

We also compete in the nutritional supplements market and for new Business Associates with other retail, multi-level marketing and direct selling companies in the nutritional supplements industry by emphasizing the proprietary nature, value, and the quality of our products and the convenience of our distribution system. We also compete with other direct selling organizations, many of which have longer operating histories and greater name recognition and financial resources than us. They include Amway Corporation, Nu Skin Enterprises, Inc., Body Wise International, Inc., Herbalife International, Inc., Mannatech Incorporated, Rexall Showcase International, and Forever Living Products, Inc. We compete for new Business Associates based on our compensation plan and our proprietary and quality products. We believe that many more direct selling organizations will enter the market place as this channel of distribution expands over the next several years. We also compete for the commitment of our Business Associates. Given that the pool of individuals interested in direct selling tends to be limited in each market, the potential pool of Business Associates for our products is reduced to the extent other network marketing companies successfully recruit these individuals into their businesses.

GOVERNMENT REGULATION

GENERAL

We are subject to laws, governmental regulations, administrative determinations, and court decisions on the federal, state, and local levels. These regulations pertain to a variety of issues related to us. First, they pertain to the formulation, manufacturing, packaging, labeling, distribution, importation, sale and storage of our products and taxation of our Business Associates, which in some instances may impose an obligation on us to collect the taxes and maintain appropriate records. Second, the regulations pertain to product claims and advertising, both by us and by our Business Associates, for whom we are responsible. Finally, certain regulations pertain to our network marketing system.

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

On October 23, 1997, the Oregon Department of Agriculture issued an Administrative Rule on the sale of blue-green algae, which stated, "the agency has decided to adopt the 1 microgram per gram (1 ppm) level of microcystin in blue-green algae." This ruling may have an impact on our ability to process and distribute the raw algae harvested and finished goods produced. Such ruling may also decrease the amount of salable inventory and therefore, may have an adverse impact on our ability to realize the carrying value of our inventories. We have recognized that an impairment of our inventory exists and therefore have recorded our best estimate of the effect by establishing a reserve for $4,000,000 at December 31, 2002. During 2003 we destroyed certain inventory that was least sellable thus reducing the inventory reserve to $2,565,000 by year end. The Oregon Department of Agriculture has taken no regulatory actions against our products under this Rule to date.

FOREIGN MARKETS

In Canada, both national and provincial law regulates our network marketing system. Under Canada's Federal Competition Act, we must make sure that any representations relating to Business Associate compensation made to prospective Business Associates constitute fair, reasonable and timely disclosure and that it meets other legal requirements of the Federal Competition Act. After a review of our revised compensation plan, we will submit it to the appropriate Canadian authorities. All Canadian provinces and territories, other than Ontario have legislation requiring that we register, or become licensed as a direct seller, within that province. They design the licensing to maintain the standards of the direct selling industry and to protect the consumer. Some provinces require licenses for both our Business Associates and us. We are in the process of obtaining all of the required provincial or territorial direct sellers' licenses.

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

Through our manuals, seminars and other training materials and programs, we attempt to educate our Business Associates as to the scope of permissible and impermissible activities in each market. We also investigate allegations of Business Associate misconduct. However, our Business Associates generally are independent contractors, and we are unable to monitor directly all of their activities. Consequently, we cannot be sure that our Business Associates comply with applicable regulations. Misconduct by Business Associates could have a material adverse effect on us in a particular market or in general.

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

NETWORK MARKETING SYSTEM REGULATION

Our Business Associate commission system constitutes a network marketing system. A number of federal and state statutes and regulations apply to this system, including those administered by the FTC. The legal requirements that apply to network marketing organizations ensure the ultimate sale of products to consumers. Further, they ensure that advancement within the organizations be based on the sales of products, rather than from the recruitment of additional Business Associates, investment in the organization, or non-retail sale criteria. Where required by law, we must obtain regulatory approval of our network marketing system. If such approval is not required, the favorable opinion of local counsel will suffice. Finally, in addition to these regulations, the FTC regulates trade practices related to network marketing systems.

EMPLOYEES

At February 28, 2004, we employed approximately 75 persons, of which 3 were part-time. These numbers do not include our Business Associates, who are generally independent contractors rather than our employees. None of our employees are represented by a labor union and we have never experienced any business interruption as a result of any labor disputes. We believe that our relationship with our employees is good.

INDUSTRY SEGMENTS AND EXPORT SALES

We have no assets outside of the United States. Our business consists of one industry segment and we group it into two geographic areas: United States and Canada. The following table (dollars in thousands), summarizes the product sales revenues from customers in each of the two geographic regions:


(DOLLARS IN THOUSANDS)                          2003                  2002                    2001
                                       -----------------      -----------------      -----------------

United States .......................   $19,935    93.9%      $26,696     94.3%      $28,310     94.3%
Canada ..............................   $ 1,286     6.1%      $ 1,498      5.7%      $ 1,702      5.7%
                                        -------   -----       -------    -----       -------    -----
Total ...............................   $21,221   100.0%      $26,194    100.0%      $30,012    100.0%
                                        =======   =====       =======    =====       =======    =====

We believe that our profit margin on export sales is not significantly different from that realized on sales in the United States. We consummate all foreign product sales transactions in U.S. dollars.

Item 2.  Properties.

Currently, our headquarters and all of our operating facilities are located in Klamath Falls, Oregon. We leased approximately 100,000 square feet of office, processing, freezer and storage space directly from two of our principal stockholders during 2003. Most of these leases are year-to-year or month-to-month with the exception of one lease that will expire in 2005. We believe that we lease the space from our shareholders and their affiliate at or below fair market rates.

We have made a decision to vacate approximately 33,000 square feet of office and warehouse space during the first half of 2004 that we have been leasing from those principal stockholders. We have other owned and leased properties that are adequate for our continuing operational needs. Vacating those properties will save the company approximately $11,480 per month in rent expense. It will also lead to the early expensing of leasehold improvements in the approximate amount of $540,000 during the first two quarters of 2004.

We also lease an additional 21 acres from an independent third party, on which we have built an alga processing and storage facility that is currently standing idle and being held for sale. Our lease with the independent third party will terminate in 2020, at which time we have the option to renew for an additional 25 years. At the termination of such lease, ownership of the facility will revert to the lessor.

We believe that the above-described properties will provide sufficient space to meet our currently planned future needs and that comparable space is readily available to meet any unforeseen circumstances.

ITEM 3.  LEGAL PROCEEDINGS.

On February 6, 1998, Oregon Freeze Dry, Inc., a vendor, filed a complaint against us alleging that we wrongfully terminated a contract with Oregon Freeze Dry, Inc. On December 20, 2002, the parties signed a settlement agreement and they dismissed the lawsuit. The parties agreed that we will pay $1,885,917 to Oregon Freeze Dry, Inc. Payments are to be $50,000 per month. No interest will accrue to this note as long as we are timely in the note payments. $1,019,920 is included in notes payable in the accompanying balance sheet at December 31, 2003. As of December 31, 2003, we are current on the payment obligations to them. Additionally, we are obligated to use them for all of our freeze-drying needs. If we choose to use a bulk drying method other than freeze-drying, then we will pay a fee of 25 cents per pound to them for a period of up to 10 years, but not to exceed $2,500,000, for algae dried using such alternative method.

On January 16, 2001, we filed an action against Glenn Foods in the Circuit Court of Klamath County alleging, among other things, that Glenn Foods breached an agreement with us for the manufacture of our SBG Square Meal Bars and BG Bites by failing to produce our products according to our specifications, refusing to turn over our formula, and failing to refund our money. We were seeking monetary damages of approximately $226,345 for all causes specified in our complaint. The matter was settled in February 2004 resulting in the defendant agreeing to pay $80,000 to us for damages.

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

On February 19, 2002, Daryl Kollman, one of our principal shareholders, filed two separate Notices of Claim of Lien upon Chattels against us, NAC and Marta Carpenter and others, in the Circuit Court of the State of Oregon, Klamath County, Oregon. Mr. Kollman alleges, among other things, that we owe him approximately $705,693 in past due rent. Mr. Kollman also claims that we owe Klamath Cold Storage, Inc. ("KCS"), a company owned by Mr. Kollman and Marta Carpenter, approximately $717,900 in past due rent. Mr. Kollman asserts that we are not entitled to remove our personal property from the real property owned by him, Marta Carpenter and KCS and seeks to subject our to foreclosure proceedings. We intend to vigorously defend against these liens. We cannot predict the amount of loss, if any, that could result from these liens, but do not believe that an unfavorable outcome would have a material adverse impact upon our financial condition, cash flow, or results of operations.

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

On March 27, 2002, the Nature Conservancy filed an action against us in the Circuit Court for the State of Oregon for Klamath County, alleging, among other things, that our wholly owned subsidiary, The New Earth Company, was in default on a promissory note and a trust deed. The Nature Conservancy was seeking $375,000, the principal amount due under the promissory note, plus interest and certain leasehold rights. We had previously recorded the net present value of the promissory note, which had a balance of $313,790 and had been included in the current portion of long-term debt in the December 31, 2002 consolidated balance sheet. The parties signed a settlement agreement and the court action was dismissed in January 2003. The net effect of this is an increase to net income during the first quarter of 2003 of $161,956.

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

                                    HIGH BID PRICE         LOW BID PRICE
                                    FOR PERIOD ($)        FOR PERIOD ($)
                                    --------------        --------------
2003
First Quarter.......................      .25                   .16
Second Quarter......................      .25                   .15
Third Quarter ......................      .25                   .12
Fourth Quarter......................      .20                   .20

2002
First Quarter.......................      .40                   .20
Second Quarter......................      .45                   .20
Third Quarter ......................      .52                   .17
Fourth Quarter......................      .50                   .20

At February 29, 2004, 13,974,087 shares of our common stock were issued and outstanding and approximately 141 stockholders of record held our stock.

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

We are obligated to issue to Mr. Kazi additional Purchased Securities, as penalties and interest, for any delay in filing our next registration statement beyond 120 days after October 19, 1999. As of March 31, 2003, we had not filed a registration statement and consequently, Mr. Kazi was entitled to an additional 3,333,192 penalty shares of common stock and warrants. During the second quarter of 2003, we issued to Mr. Kazi 3,333,192 shares of common stock and we converted the accrued liability of $624,860 to equity. Warrants to purchase an additional 3,333,192 shares of common stock were also due to Mr. Kazi at that time and have not yet been issued. During the last three quarters of 2003, additional liability was recognized under the agreement in the amount of $82,537, based on the fair value of the securities at the respective measurement dates. We have accrued and will continue to accrue additional penalties until the shares are registered. The total expense accrued for the year ended December 31, 2003, was $139,037 and 453,863 shares and 3,787,055 warrants are issuable to Mr. Kazi.

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

EQUITY COMPENSATION PLANS

Below represents information concerning our equity compensation plans as of December 31, 2003 (note 9):

                                          (A)                         (B)                    (C)
                                          -------------------------  ----------------------  ------------------------
                                                                                             NUMBER OF SECURITIES
                                                                                             AVAILABLE FOR FUTURE
                                          NUMBER OF SECURITIES TO    WEIGHTED-AVERAGE        ISSUANCE UNDER EQUITY
                                          BE ISSUED UPON EXERCISE    EXERCISE PRICE OF       COMPENSATION PLANS
                                          OF OUTSTANDING OPTIONS,    OUTSTANDING OPTIONS,    (EXCLUDING SECURITIES
                                          WARRANTS AND RIGHTS        WARRANTS AND RIGHTS     REFLECTED IN COLUMN (A))
                                          -------------------------  ----------------------  ------------------------
Equity Compensation Plans
   Approved by Shareholders ...........                25,802           $3.05 - $142.49              38,702
Equity Compensation Plans Not
   Approved by Shareholders ...........               180,000           $0.15 - $0.50               520,000
                                                      -------                                       --------

Total .................................               205,802                                       558,702
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

                                                                              Years ended December 31,
                                             -------------------------------------------------------------------------------------
                                                    2003              2002               2001              2000             1999
                                                    ----              ----               ----              ----             ----
($ in thousands, except per share data)
RESULTS OF OPERATIONS
Revenue                                      $     22,286      $     26,194      $     30,012      $     38,977     $     54,488
Gross Profit                                       15,138            16,731            20,488            27,488           39,739
Gross Profit after Commissions                      5,670             5,271             6,146             9,855           15,306
Operating Income (Loss)                            (5,322)           (3,516)           (4,985)           (2,436)          (4,439)

Net Income (Loss)                                  (5,651)           (3,497)           (5,015)           (2,784)          (4,141)
Net Income (Loss) per common share
   Basic and Diluted                         $      (0.40)     $      (0.27)     $      (0.47)     $      (0.26)    $      (0.45)
Weighted Average Shares Outstanding

   Basic and Diluted                           14,049,055        12,864,643        10,640,895        10,640,895        9,280,431
   Cash dividend per common share            $       0.00      $       0.00      $       0.00      $       0.00     $       0.82 (1)

SELECTED BALANCE SHEET DATA
Cash & Cash Equivalents                      $       --        $       --        $       --        $       --       $       --
Current Assets                                      2,750             3,259             2,788             3,881            5,505
Total Assets                                        9,184            15,814            19,975            27,250           41,099
Current Liabilities                                 6,450             7,542             9,225            11,223            8,577
Total Liabilities                                   6,958             8,561             9,225            11,485           14,266
Shareholders' Equity                                2,226             7,252            10,750            15,765           18,549

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

GOING CONCERN

We have experienced recurring net losses and have negative working capital at December 31, 2003 and March 15, 2004. In September 2002, La Jolla Loans purchased and took an assignment of our financing facility with Coast Business Credit. At the same time, we entered into a Forbearance and Extension Agreement with La Jolla Loans. Under the terms of the forbearance agreement, La Jolla Loans would not declare a default until June 30, 2003, when the entire principal is due. The forbearance period was extended to June 30, 2004 with our payment of a $75,000 renewal fee. We have tentatively agreed with the lender to extend the loan until June 30, 2005. However, there can be no assurance that additional financing will be available when the extension period ends in June of 2004. We are also experiencing some difficulty in generating sufficient cash flows to meet our obligations on a month-to-month basis. These conditions give rise to substantial doubt about our ability to continue as a going concern.

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

OFF-BALANCE SHEET ARRANGEMENTS

None.

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

- REVENUE RECOGNITION

The Company recognizes revenue from the sale of its products upon shipment, at which time title passes. The Company estimates an allowance for sales returns based on historical experience with product returns.

 - IMPAIRMENTS OF LONG-LIVED ASSETS

We record impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows we estimate to generate by those assets are less than the carrying amount of those items. We base our cash flow estimates on historical results adjusted to reflect our best estimate of future market and operating conditions. We reduce the net carrying value of assets not recoverable to fair value. Our estimates of fair value represent our best estimate based on industry trends and reference to market rates and transactions. During 2003 we recorded impairment expenses for various assets designated as held for sale. The former harvest building is no longer being used and after the auction we held in September of 2003 we determined that the building would not be suitable for its original purposes and reviewed its net book value. After reviewing estimated replacement costs and listings of comparable properties in the area we determined the impairment to be $2.2 million. This was reported in our 3rd quarter report. Additionally, there are still several pieces of equipment being held for sale that were not disposed of at auction. Additional impairment of $64,646 was recorded on those assets to recognize them at auction value per a certified appraisal taken in December of 2002 (note 5).

 - INVENTORY

We value our inventory at the lower of the actual cost to purchase and/or manufacture the inventory or the current estimated market value of the inventory. We regularly review inventory quantities on hand and record a provision for excess and obsolete inventory based primarily on our estimated forecast of product demand and production requirements for the future. During the last quarter of 2003 we determined that a certain portion of our inventory is excess or obsolete, and accordingly, we expensed its carrying value in the amount of $544,233.

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

 - COMMISSIONS

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

YEAR ENDED DECEMBER 31, 2003 COMPARED TO YEAR ENDED DECEMBER 31, 2002

Net sales for the year ended December 31, 2003 were $22,285,975, a decrease of 15% from net sales of $26,193,747 for the year ended December 31, 2002. We directly relate the decrease in sales to a decrease in the number of Business Associates and orders for the same period partially offset by an increase in the average order size to $125 from $123 over the same period. The increase in average order size was likely due to a price increase that was implemented on some of our products during the spring of 2003. The number of Business Associates in 2003 decreased to an average of 37,563, which was 14% lower than the average of 43,761 Business Associates in 2002. We make sales of our food supplement and personal care products through a multi-level marketing network of Business Associates, so we positively link sales with the number of business associates. Gross profit represents net sales less the cost of goods sold, which includes the cost of harvesting blue-green algae from Klamath Lake, the cost of other materials, direct labor expenses, an allocation of overhead costs, amortization, and depreciation. Gross profit increased to 67.9% from 63.2% of net sales for the years ended December 31, 2003 and 2002, respectively. The increase in the gross profit margin is due primarily to price increases and a reduction in the amount of inventory charged off as unsaleable in 2003. In 2002, $3.1 million was charged against income for potentially unsaleable inventory and in 2003, $544,000 was charged off as potentially unsaleable.

Gross profit after commissions represents gross profit less commission expense. Commission expense for 2003 and 2002 was 42.5% and 44.6% of net sales, respectively. We are a multi-level marketing organization. Business Associates make up our sales force. Business Associates buy algae products for their own consumption plus they actively recruit other Business Associates into our network. Business Associates are paid commissions based upon their personal sales volumes and the sales of Business Associates beneath them in their network. Commission expense as a percentage of sales decreased in 2003 due to changes in the commission plan.

Operating expenses include shipping and handling expenses, selling expenses, research and development expenses, general and administrative expenses and asset write-down expense. In total, operating expenses increased $2,830,272, or 34%, to $11,198,391 for the year ended December 31, 2003 from $8,368,119 for the year ended December 31, 2002. We discuss the components of operating expenses below.

     o Shipping and handling expenses includes purchasing, receiving, and materials management. Shipping and handling expenses decreased $66,505, or 4%, to $1,448,853 in 2003, from $1,515,358 in 2002. The decrease was due primarily to a decrease in freight expense in 2003 due to the overall decrease in sales volumes. Shipping and handling expenses, as a percent of net sales, were 6.5% for the year ended December 31, 2003 and 5.8% for the year ended December 31, 2002.

     o Selling expenses includes order operator and distributor services expenses, marketing and promotion expenses, and the expenses of the Office of the President and CEO. Selling expenses decreased $19,868 between 2003 and 2002 to $4,001,866 from $4,021,734. This decrease was primarily due to decreases in transaction costs associated with credit card processing of $104,000, reduced depreciation expense of $104,000 and other miscellaneous expense reductions. These reductions were offset by increases in insurance expense of $59,000 and advertising costs of $134,000. Selling expenses were

          18.0% of sales for the year ended December 31, 2003 and 15.4% for the year ended December 31, 2002.

     o Research and development expenses increased 2% to $197,266 in 2003 from $193,310 in 2002, which constituted 0.8% and 0.7% of net sales, respectively.

     o General and administrative expenses increased by $1,521,571 or 86% between 2003 and 2002 to $3,285,760 from $1,764,189. General and administrative expenses averaged 14.7% and 6.7% of sales for the years ended December 31, 2003 and December 31, 2002, respectively. The increase between 2003 and 2002 is attributable primarily to an increase in loss on sale of assets of $805,000 and in legal fees of $444,000.

     o Asset write-downs increased by $1,391,118 or 159% from $873,528 for the year ended December 31, 2002 to $2,264,646 for the year ended December 31, 2003. An additional reserve was recorded during the year ended December 31, 2003 to adequately reserve for the impaired value of fixed assets identified as being held for sale and not continuing to be used for production (note 5).

Other income decreased to $274,266 for the year ended December 31, 2003 from $283,834 for the year ended December 31, 2002, principally due to a decrease in sundry income collected from Business Associates and to a decrease in management fees charged to Klamath Cold Storage. Interest expense increased to $397,183 in 2003 from $265,047 in 2002. This increase was due primarily to the note payable to Oregon Freeze Dry, Inc. that resulted from our settlement with them in December of 2002.

Net loss for 2003 increased 62% to $5,651,029 from $3,497,387 reported in the prior year or a loss of $0.40 per share for 2003 compared to a loss of $0.27 per share for 2002. The increase was primarily due to an increase in asset impairment charges in 2003, as well as other causes detailed above.

YEAR ENDED DECEMBER 31, 2002 COMPARED TO YEAR ENDED DECEMBER 31, 2001

Net sales for the year ended December 31, 2002 were $26,193,747, a decrease of 12.7% from net sales of $30,012,076 for the year ended December 31, 2001. We directly relate the decrease in sales to a decrease in the number of Business Associates and orders for the same period partially offset by an increase in the average order size to $123 from $116 over the same period. The number of Business Associates in 2002 decreased to an average of 43,761, which was 17% lower than the average of 52,761 Business Associates in 2001. We make sales of our food supplement products through a multi-level marketing network of Business Associates, so we positively link sales with the number of Business Associates.

Gross profit represents net sales less the cost of goods sold, which includes the cost of harvesting blue-green algae from Klamath Lake, the cost of other materials, direct labor expenses, an allocation of overhead costs, amortization, and depreciation. Gross profit decreased to 63.2% from 67.5% of net sales between the years ended December 31, 2002 and 2001, respectively. The decrease in the gross profit margin is due primarily to the recording of an additional reserve of $3.1 million for potentially unsaleable inventories. We determined that the sales of our plant food and agricultural products was less than previously anticipated and recorded this reserve against the carrying value of our inventory designated for plant food and agricultural uses. The decrease in the gross profit margin as a result of recording the additional reserve for potentially unsaleable inventory was offset by a decrease in depreciation expense previously recorded on the harvest site fixed assets. We suspended this depreciation expense when management made the decision to cease harvesting of algae on the A-Canal and classifying certain of the fixed assets as "held for sale". The related depreciation expense that we did not record in 2002 was $1,144,370. In addition, because of our harvesting algae in 2002, we have capitalized certain harvest costs in ending inventory whereas in prior years when no harvesting of algae took place, we expensed such costs. Costs capitalized in ending inventory in 2002 were approximately $585,450.

Gross profit after commissions represents gross profit less commission expense. Commission expense for 2002 and 2001 was 44.6% and 47.8% of net sales, respectively. We are a multi-level marketing organization. Business Associates make up our sales force. Business Associates buy algae products for their own consumption plus they actively recruit other Business Associates into our network. Business Associates are paid commissions based upon their personal sales volumes and the sales of other Business Associates beneath them in their network. During the year ended December 31, 2001, we implemented a new commission structure in an attempt to attract and retain new Business Associates and to decrease commission expense.

Operating expenses include shipping and handling expenses, selling expenses, research and development expenses and general and administrative expenses. In total, operating expenses decreased $2,544,873 or 23.3% to $8,368,119 for the twelve months ended December 31, 2002 from $10,912,992 for the twelve months ended December 31, 2001. We discuss the components of operating expenses below.

     o Shipping and handling expenses includes purchasing, receiving, and materials management. Shipping and handling expenses decreased $131,267 or 8%, to $1,515,358 in 2002 from $1,646,625 in 2001. The decrease was due to a decrease in freight expenses and supplies in 2002 due to the overall decrease in sales volumes, partially offset by an increase in postal rates. Shipping and handling expenses as a percent of net sales increased to 5.8% for the year ended December 31, 2002 from 5.5% for the year ended December 31, 2001.

     o Selling expenses includes order operator and distributor services expenses, marketing and promotion expenses, and the expenses of the Office of the President and CEO. Selling expenses decreased $38,248 or 0.9% between 2002 and 2001 to $4,021,734 from $4,059,982. This decrease was primarily due to a decrease in leased equipment costs, consulting expenses, merchant expense, utilities and depreciation costs of $324,518 partially offset by an increase in insurance expense of $79,852 and promotional expense of $231,000. Selling expenses were 15.4% of sales for the year ended December 31, 2002 and 13.5% of sales for the year ended December 31, 2001.

     o Research and development expenses increased 1% to $193,310 in 2002 from $190,884 in 2001, which constituted 0.7% and 0.6% of net sales, respectively.

     o General and administrative expenses decreased by $661,372 or 27% between 2002 and 2001 to $1,764,189 from $2,425,561. General and administrative expenses averaged 6.7% and 8.1% of sales for the years ended December 31, 2002 and December 31, 2001, respectively. The decrease between 2002 and 2001 is attributable to a decrease of $830,000 in costs associated with licenses, insurance, consulting fees and depreciation expense partially offset by an increase in legal fees of $62,000.

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

Other income decreased to $283,834 for the year ended December 31, 2002 from $591,787 for the year ended December 31, 2001 principally due to a decrease in sundry income collected from Business Associates and by the additional recording of fair value cost of penalty shares and warrants we owe to an investor of $243,120. Interest expense decreased to $265,047 in 2002 from $622,235 in 2001. This decrease was due to the assignment of our previous financing facility to La Jolla Loans during the third quarter ended September 30, 2002, resulting in the elimination of previously required minimum interest payments.

Net loss for 2002 decreased 30% to $3,497,387 from $5,015,350 reported in the prior year or a loss of $0.27 per share for 2002 compared to a loss of $0.43 per share for 2001. The decrease was primarily due to reduced commission expense because of the changes to the commission structure implemented during 2001, reduced operating expenses because of the cost-cutting efforts of management in 2002, and the reduced asset write-down expense of approximately $1.7 million during 2002. We offset the decrease in these expenses by the increase in cost of sales as previously described.

LIQUIDITY AND CAPITAL RESOURCES

We have historically met our working capital and capital expenditure requirements, including funding for expansion of operations, through net cash provided by operating activities.

CASH FLOWS

Net cash flows provided by operating activities for the year ended December 31, 2003 amounted to $113,102 compared to cash flows provided by operations of $1,277,926 for the year ended December 31, 2002. The decrease in cash flows provided by operations is primarily due to sales revenue decreasing at a faster rate than the associated expenses and working capital requirements to sustain those revenues.

Cash flows provided by investing activities for the year ended December 31, 2003 was $550,621, net of $665,705 of proceeds from sales of equipment. This is an increase of $1,127,922 from net cash used for investing activities of $577,301 for the year ended December 31, 2002, due to a decrease in equipment purchases related to the construction of the on-lake harvester during the fiscal year ended December 31, 2002 and to the auction of unused equipment during 2003.

Net cash flows used for financing activities was $663,723 for the year ended December 31, 2003 versus net cash used for financing activities of $700,625 during 2002. This change is principally due to payments on long-term debt offset by increases in related party debt during 2003.

We do not plan to pay dividends on our common stock in the foreseeable future. The payment of dividends in the future will depend on the evaluation by our Board of Directors of such factors, as it deems relevant at the time and restrictions imposed by the terms of our debt obligations, if any. We are currently restricted from paying dividends pursuant to a Loan and Security Agreement with La Jolla Loans, Inc. ("La Jolla Loans"). Currently, the Board of Directors believes that we should retain all of our earnings, if any, for the development of our business.

Working capital deficit at December 31, 2003 amounted to $3,699,942, a decrease of $582,956 from a working capital deficit of $4,282,898 as of December 31, 2002. At December 31, 2003, we had a bank overdraft of $481,496 versus a bank overdraft of $468,008 as of December 31, 2002.

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

In September 2002, La Jolla Loans purchased and took an assignment of our financing facility with Coast Business Credit. In connection with this transaction, Coast Business Credit assigned its security interest in real and personal property and assigned all associated security and loan documents to La Jolla Loans. At the same time, we entered into a Forbearance and Extension Agreement with La Jolla Loans. Under the terms of the forbearance agreement, La Jolla Loans would not declare a default until June 30, 2003, when the entire principal was due. We extended the loan to June 30, 2004 under the terms of the loan agreement by paying an extension fee of $75,000. The extension fee of $75,000 was recorded a prepaid asset and is being expensed over the twelve months of the loan extension period. Interest of $18,225 at an effective rate of 14% is payable monthly along with additional monthly impound payments of approximately $19,000 to be used to pay insurance, property taxes and lease payments on collateralized property during the forbearance period. La Jolla Loans has also agreed to defer, during the forbearance period, the difference between the minimum interest payment of $45,000 under the agreement with Coast Business Credit and the $24,500 minimum interest payments under the forbearance agreement. If we fully perform under the terms and conditions of the forbearance agreement and no default occurs during the forbearance period, La Jolla Loans will release us from any obligation to pay minimum monthly interest payments in excess of $24,500. The outstanding principal balance at December 31, 2003 is $1,562,164.

We are in compliance with all loan covenants as of March 31, 2004. We have classified all outstanding debt to the lender as a current liability.

La Jolla Loan has agreed in principle to further extend the loan at June 30, 2004 upon payment of approximately $100,000 in fees and associated expenses.

CONTRACTUAL OBLIGATIONS AND CONTINGENT LIABILITIES AND COMMITMENTS

The following table aggregates the Company's expected minimum contractual obligations and commitments subsequent to December 31, 2003


      CONTRACTUAL OBLIGATIONS                               LESS THAN
                                              TOTALS         1 YEAR        1-2 YEARS     3-5 YEARS
                                            ----------     ----------     ----------     ----------
     Long term debt                         $1,019,920     $  512,064     $  507,856     $     --
     Short term borrowings                   1,562,164      1,562,164           --             --
     Capital lease commitments                    --             --             --             --
     Operating lease commitments               412,843        168,203        201,506         43,134

                                            ----------     ----------     ----------     ----------
     Total contractual cash commitments     $2,994,927     $2,242,431     $  709,362     $   43,134
                                            ==========     ==========     ==========     ==========


Not included in the table above are normal recurring accounts payable or accrued expenses that are presented on the accompanying consolidated financial statements.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2002, FASB issued Statement No. 146 (SFAS No. 146), "Accounting for Costs Associated with Exit or Disposal Activities," effective for activities that we initiate after December 31, 2002, with early application encouraged. This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." We adopted SFAS No. 146 in January 2003 and it did not have a material effect on our financial position or results of operations.

In December 2002, FASB issued Statement No. 148 (SFAS No. 148), "Accounting for Stock-Based Compensation -- Transition and Disclosure -- An Amendment of FASB Statement No. 123." SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. We are required to follow the prescribed format and provide the additional disclosures required by SFAS No. 148 in our annual financial statements for the year ended December 31, 2002 and must also provide the disclosures in our quarterly reports containing condensed financial statements for interim periods beginning with the quarterly period ended March 31, 2003. The adoption of SFAS No. 148 did not have a material effect on our financial position or results of operations.

 In May 2003, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 150, ACCOUNTING FOR CERTAIN INSTRUMENTS WITH CHARACTERISTICS OF BOTH LIABILITIES AND EQUITY ("FAS 150"), which establishes standards for classifying and measuring certain financial instruments with characteristics of both liabilities and equity. FAS 150 requires an issuer to classify a financial instrument that is within its scope, which may have previously been reported as equity, as a liability (or an asset in some circumstances). This statement is effective at the beginning of the first interim period beginning after June 15, 2003 for public companies. We adopted this Statement as of July 1, 2003 and it had no material impact on our financial statements.

In April 2003, the FASB issued SFAS No. 149, "AMENDMENT OF STATEMENT 133 ON DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES" ("FAS No. 149"). FAS No. 149 amends and clarifies the accounting guidance on derivative instruments (including certain derivative instruments embedded in other contracts) and hedging activities that fall within the scope of FAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." FAS No. 149 also amends certain other existing pronouncements, which will result in more consistent reporting of contracts that are derivatives in their entirety or that contain embedded derivatives that warrant separate accounting. This Statement is effective for contracts entered into or modified after June 30, 2003, with certain exceptions, and for hedging relationships designated after June 30, 2003. We do not have any contracts that are derivatives or that contain embedded derivatives.

In January 2003, the FASB issued FASB Interpretation No. 46, CONSOLIDATION OF VARIABLE INTEREST ENTITIES, an interpretation of Accounting Research Bulletins ("ARB") No. 51, CONSOLIDATED FINANCIAL STATEMENTS ("FIN 46"). FIN 46 clarifies the application of ARB No. 51 to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. We do not believe the adoption of FIN 46 will have a material impact on our financial position and results of operations.

RISKS AND UNCERTAINTIES

VARIABILITY OF RESULTS

Our annual sales were in excess of $200 million in 1996. Subsequent to 1996, sales have decreased substantially each year. There can be no assurance that we will return to generating profits on either a quarterly or annual basis. We have experienced a continual downward trend in sales although the rate of decline is less than in previous years. Many factors accounted for the past decrease in sales, including low productivity of independent business associates, loss of services of certain existing distributors, and competition. Our inability to adjust our operating expenses to compensate fully for the decrease in sales contributes to our negative profit margins.

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

CONSUMER DEMAND FOR NEW & INDIVIDUAL PRODUCTS

Our ability to introduce safe, new and innovative products contributed to the growth of our business in the nutritional supplement market. We have expended and will expend a significant amount of resources on the research and development of such products. However, different factors, including consumers' acceptance of innovative products and our compliance with governmental regulatory laws, condition the success of these products. We cannot be certain that sales of new products that we introduce into the markets will achieve success in the future, as there is no assurance that consumers will continue to accept such products or that we can obtain regulatory approvals for them.

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

RETENTION AND PRODUCTIVITY OF BUSINESS ASSOCIATES

We rely almost exclusively on a network marketing system of independent Business Associates to sell our products. The success of our operations depends on our ability to attract new Business Associates and maintain business relationships with existing Business Associates. We compete with other network marketing companies for Business Associates and can experience high turnover among our Business Associates. Because some of these companies may have a longer history of operations and superior resources, their ability to appeal to a large base of Business Associates is greater. There can be no assurance that existing Business Associates will not terminate their services to us or that the number of Business Associates for our products will remain steady or increase.

Moreover, our revenue is dependent on the ability of the Business Associates to attract and retain customers. A decrease in the productivity of existing Business Associates would adversely affect our financial conditions. We cannot assure you that the Business Associates will maintain or increase their productivity. We also cannot accurately predict the future productivity of the Business Associates since their operations depend on their ability to sponsor, train, and motivate new Business Associates.

REGULATION OF BUSINESS ASSOCIATES AND NETWORK MARKETING SYSTEM

Since the Business Associates in the network marketing system are not our employees, they are not subject to the same degree of supervision and management as our employees. While certain contractual rules of conduct govern the services of the Business Associates to our business, it is difficult to monitor or control the conduct of the sales associates of our Business Associates marketing our products. Violations of our policies and rules by sales associates in dealing with customers could reflect negatively on our products and operations, and harm our business reputation. Furthermore, extensive federal, state, and local laws that regulate direct selling activities govern our network marketing system. We believe that our marketing practices have been and are consistent with such laws. However, we cannot provide assurance that any future changes to laws and regulations of any particular jurisdiction will not affect our operations. A court could also hold us civilly or criminally accountable based on vicarious liability because of the actions of independent Distributors. We are not aware of any such actions of independent distributors.

DEPARTURE OF BUSINESS ASSOCIATES

Certain Business Associates have severed their ties with us and are now competing against us. This will adversely affect us in that these Business Associates will no longer be generating revenues for us and furthermore, we can expect the departing Business Associates to divert business to our competitors.

ALTERNATIVE CHANNELS OF DISTRIBUTION

On May 18, 2001, we commenced, on a limited test basis, sales through infomercials and discontinued them on July 1, 2001 due to our limited financial resources. We designed this alternative distribution strategy to provide a complementary marketing method for our Business Associates. While we believe the infomercials will complement the sales efforts of our Business Associates, there can be no assurance that it will have its intended effect with our Business Associates and could create conflicts with our Business Associates that could result in the loss of many of our Business Associates, which in turn would mean a decline in our sales volume and would be detrimental to our business and result in losses from our operations. However, our tests results, and the responses that we have received from Business Associates, indicate that there are no conflicts with our present distribution methods. Moreover, such a program requires an investment in producing the infomercial videos. We have discontinued airing such infomercials until we have sufficient funds to continue broadcasting.

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

LIEN ON CARPENTER'S AND KOLLMAN'S STOCK

Our common stock owned by majority shareholders Daryl J. Kollman and Marta C. Carpenter is the subject of a tax lien filed by the Internal Revenue Service for income taxes due from them arising from taxable income attributed from NEC and NAC prior to our reorganization. The Internal Revenue Service has subordinated the lien in favor of the lender for the Term Loan.

DISPUTE BETWEEN PRINCIPAL SHAREHOLDERS

Daryl J. Kollman and Marta C. Carpenter, shareholders who together own approximately 62% of our outstanding shares of common stock, divorced in 2002. Mr. Kollman and Ms. Carpenter jointly are lessors of substantially all of our facilities, including office space, processing and freezer storage space. Although one lease is in effect until 2005, we lease the rest of these facilities on a month-to-month or year-to-year basis. The disposition of these properties pursuant to the divorce could have an adverse or disruptive effect on our operations. Mr. Kollman is no longer actively involved in management and has been unwilling to execute personal guarantees on our behalf, as he has done in the past. On May 14, 2001, Ms. Carpenter petitioned the Circuit Court for the State of Oregon with a motion seeking, among other court orders, to enjoin Mr. Kollman from interfering with any future loan applications of Ms. Carpenter or us and a self executing judgment provision whereby the court would sign a loan application on behalf of Mr. Kollman. The court held that Mr. Kollman is to cease and desist from any such endeavors of interfering with our loan applications during the pendency of the dissolution proceedings and the order prohibits him from writing letters or communicating orally with any lending institutions unless requested to do so by the institution. The court also held that Mr. Kollman, if presented with loan documents to sign and if he objects to those documents in form or content, he must first raise it with the court.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Our Consolidated Financial Statements together with the Report thereon of BDO Seidman, LLP, independent certified public accountants, and the Supplementary Data required by this Item 8, are included elsewhere in Item 15.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.  CONTROLS AND PROCEDURES

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

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

DIRECTORS AND EXECUTIVE OFFICERS

Our directors and executive officers are as follows:

NAME                               AGE                  POSITION

Marta C. Carpenter                 58     Chief Executive Officer, President,
                                          Chief Accounting Officer and Director
Justin Straus                      33     Chief Operating Officer and Director
Victor M. Bond                     52     Vice President, Marketing and Strategy
Donald P. Hateley (1)(2)           46     Chairman of the Board
Christopher J. Blaxland (1)(2)     62     Director
Donald M. Anderson (1)(2)          55     Director

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

JUSTIN STRAUS has served as a director since August 1999 and has served as our Chief Operating Officer from August 2000 to the present. From January 1998 to August 2000, he served as our Vice President and Director of Sales and from October 1999 to August 2000, he served as our Vice President of Customer Fulfillment and fulfilled the function of Chief Operating Officer until his appointment to that position. He joined NAC in 1984 as a harvest site employee where he participated in the design, construction and preparation of the NAC harvest site. After holding a variety of positions in NAC, he served as the Vice President/Director of Sales from December 1994 to January 1998. Mr. Straus is the son of Ms. Carpenter.

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

DR. CHRISTOPHER J. BLAXLAND has served as a director since September 1998. He was Chief Executive Officer and a director of HumaScan from September 1 to December 22, 1998; from December 22, 1998 to August 6, 1999, he was Chief Executive Officer and director in a consultant capacity of HumaScan until the Reorganization. Dr. Blaxland has worked in the biopharmaceutical industry for over 30 years and since 2002 has been one of the Principals of Hunter Partners LLC, a consultancy advising early stage biopharmaceutical and device companies.

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

BOARD OF DIRECTORS MEETINGS AND COMMITTEES

Our Board of Directors held nine meetings in 2003, ten meetings in 2002 and four meetings in the year 2001. We maintain a standing Audit Committee and Compensation Committee, but do not maintain a standing nominating committee. Donald Hateley, Chris Blaxland and Donald Anderson serve on the Audit Committee and on the Compensation Committee. There are no family relationships among our directors or executive officers, except that Ms. Carpenter is the mother of Mr. Straus.

Our Audit Committee conducted six meetings during 2003, four meetings in 2002, and no meetings in 2001. The committee reviews the scope of the independent annual audit, the independent certified public accountants' letter to the Board of Directors concerning the effectiveness of our internal financial and accounting controls and the Board of Directors' response to that letter, if deemed necessary.

Our Compensation Committee oversees our executive compensation program and makes recommendations to our full Board of Directors regarding changes in compensation. It also administers our stock option plans. The committee held three meetings in 2003 and one meeting during 2001. It did not hold any compensation committee meetings in 2002.

AUDIT COMMITTEE FINANCIAL EXPERT

Our board of directors has determined that at least one person serving on the audit committee is an "audit committee financial expert" as defined under Item 401(h) of Regulation S-K. Don Hateley satisfies the "audit committee financial expert" criteria established by the SEC and is independent as defined under Item 7(d)(3)(iv) of Schedule 14A of the Exchange Act.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

To our knowledge, based solely on a review of Section 16(a) forms furnished to us, we believe that our directors, executive officers and ten percent beneficial owners complied with all Section 16(a) reporting requirements during 2003 except for Daryl Kollman who has not filed his initial Form 3.

CODE OF ETHICS

We have adopted a code of business conduct and ethics within the meaning of Item 406(b) of Regulation S-K. This code of ethics applies to our directors, executive officers and employees, including our CEO and Controller. A copy of our code of ethics is available to the public free of charge by sending a written request to: Corporate Controller, Cell Tech International, 565 Century Court, Klamath Falls, Oregon 97601.

ITEM 11.  EXECUTIVE COMPENSATION

The following table sets forth, for the year ended December 31, 2003, compensation paid by us to (a) each person serving as our Chief Executive Officer during 2003 and (b) each of our other most highly compensated executive officers (the "named executive officers") during 2003 who was serving as an executive officer on December 31, 2003.

                                                     SUMMARY COMPENSATION TABLE

                                                                                           LONG TERM COMPENSATION
                                                                                -----------------------------------------------
                                                  ANNUAL COMPENSATION                         AWARDS                 PAYOUTS
                                         --------------------------------------------------------------------------------------
                  (A)            (B)       (C)        (D)           (E)           (F)           (G)          (H)            (I)

                                                                   OTHER
               NAME                                                ANNUAL      RESTRICTED    SECURITIES                   ALL OTHER
               AND                                                COMPEN-        STOCK       UNDERLYING      LTIP          COMPEN-
             PRINCIPAL                                              SATION       AWARD(S)      OPTIONS/     PAYOUTS         SATION
              POSITION          YEAR    SALARY ($)   BONUS ($)        ($)           ($)         SARS (#)       ($)            ($)
-----------------------------------------------------------------------------------------------------------------------------------
 Marta C. Carpenter             2003     290,000        0             0             0             0            0              0
       CHIEF EXECUTIVE          2002     290,000        0          3,000(1)         0             0            0              0
       oFFICER & PRESIDENT      2001     290,000        0          3,000(1)         0             0            0              0

 Victor Bond                    2003     180,000        0             0             0             0            0              0
       VICE PRESIDENT OF        2002     180,000        0             0             0             0            0              0
       MARKETING & STRATEGY     2001     180,000        0             0             0             0            0              0

 Justin Straus                  2003     114,529        0             0             0             0            0              0
       CHIEF OPERATING          2002     100,000        0             0             0             0            0              0
       OFFICER                  2001     100,000        0             0             0             0            0              0


----------------

(1)  Estimated dollar value of pickup truck owned by us and used by Ms.
     Carpenter.

The following table summarizes the number of shares and the terms of stock options we granted to the named executive officers in our 2003 fiscal year.

                                       OPTIONS/SARS GRANTS DURING YEAR ENDED DECEMBER 31, 2003

                                                                                                               POTENTIAL REALIZABLE
                                                                                                                 VALUE AT ASSUMED
                                                                                                                 ANNUAL RATES OF
                                                                                                                 STOCK PRICE
                                                                                                                   APPRECIATION
                                                                        INDIVIDUAL GRANTS                         FOR OPTION TERM(4)
                                                    ----------------------------------------------------      ----------------------
                                                      NUMBER OF         % OF
                                                     SECURITIES         TOTAL
                                                     UNDERLYING        OPTIONS/
                                                      OPTIONS/           SARS        EXERCISE
                                                        SARS          GRANTED TO      OR BASE
                                                       GRANTED        EMPLOYEES        PRICE       EXPIRATION
       NAME                                           (#)(1)(2)     IN FISCALYEAR    ($/SH)(3)        DATE       5% ($)   10% ($)
       ------------------------------------------  ---------------  --------------  -----------  --------------  -------  --------
       Marta C. Carpenter.........................         0               0             N/A           N/A          N/A      N/A

       Justin Straus..............................         0               0             N/A           N/A          N/A      N/A

       Victor Bond................................         0               0             N/A           N/A          N/A      N/A


The following table sets forth information concerning the number and value of unexercised options held by each of the named executive officers as of December 31, 2003. None of the named executive officers exercised options in 2003.

                        AGGREGATE YEAR END OPTION VALUES
                               (DECEMBER 31, 2003)

                                                                 NUMBER OF SECURITIES                 VALUE OF UNEXERCISED
                                                                UNDERLYING UNEXERCISED               IN-THE-MONEY OPTIONS AT
                                                                  OPTIONS AT 12/31/03                    12/31/02 ($)(1)
                                                        -------------------------------------  ---------------------------------
                                          SHARES
                                        ACQUIRED ON
                                          EXERCISE      VALUE
 NAME                                        (#)       REALIZED    UNEXERCISABLE  EXERCISABLE     UNEXERCISABLE      EXERCISABLE
 ----                                  ------------    --------    -------------  -----------     -------------      -----------

 Marta C. Carpenter...............           0            0              0              0                0                 0
 Justin Straus....................           0            0              0              0                0                 0
 Victor Bond......................           0            0              0              0                0                 0

(1) Represents the difference between the aggregate market value at December 31, 2003 and 2002, as applicable, of our common stock (based on a last sale price of $0.20 and $0.20 on each such date, respectively) and the options' aggregrate exercise price.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

Donald P. Hateley, Chairman of the Board of Directors, Chris Blaxland, a director and Dr. Donald M. Anderson, a director, served on the Compensation Committee in 2003 and 2002. Marta C. Carpenter, our Chief Executive Officer, President and a director, Chris Blaxland, a director and Dr. Donald M. Anderson, a director, served on the Compensation Committee in 2001. None of the compensation committee members who served during 2003 were serving as officers of the company during that time. The only member of the compensation committee that has previously served as an officer is Chris Blaxland. He served as an officer previous to August 6, 1999.

INTRODUCTION TO REPORT OF COMPENSATION COMMITTEE

The Compensation Committee of the Board of Directors (the "Committee") is composed of Messrs. Blaxland, Anderson and Hateley. The Committee is responsible for the establishment and oversight of our executive compensation programs. The following report of the Committee discusses generally our executive compensation objectives and policies and their relationship to our performance in 2003.

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

COMPENSATION PROGRAM COMPONENTS

Consistent with our executive compensation objectives, our compensation for our senior management, including the Chief Executive Officer, consists of three components: an annual base salary, annual cash incentive awards and long-term incentive awards. During the year ended December 31, 2003, our compensation of our senior executives consisted of annual base salary. We did not pay any cash incentive awards in 2003.

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

Upon the Board's adoption of our 2000 Stock Incentive Plan, again in 2002 for our fiscal year ended December 31, 2001, and under its terms, we granted to each of Donald Hateley, Christopher Blaxland and Donald Anderson a 10-year option to purchase 15,000 shares of our common stock, in each of 2000, 2001, 2002 and 2003, at an exercise price as provided by our Board of Directors which is equal to the fair market value of our common stock on the date on which the options are granted. These options are fully exercisable as of the date of their grant.

STOCK OPTIONS

2000 STOCK INCENTIVE PLAN. The Board of Directors adopted our 2000 Stock Incentive Plan in February 2000 for the purpose of securing for us and our shareholders the benefits arising from the ownership of restricted shares of our common stock, stock appreciation rights, and stock options by directors who are not employees (Donald Hateley, Christopher Blaxland and Donald Anderson are our current non-employee directors), officers, other key employees and consultants to us and our subsidiaries who are expected to contribute to our future growth and success. We have not granted restricted shares or stock appreciation rights under the plan. As stated above, we have granted options under the plan for an aggregate of 180,000 shares to our eligible non-employee directors. We may not grant awards under the plan after February 2010. The plan is subject to shareholders approval.

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

1996 STOCK INCENTIVE PLAN. HumaScan adopted a 1996 Stock Incentive Plan in June 1996. The provisions of the 1996 plan were substantially similar to the provisions of our 2000 Stock Incentive Plan except that the 1996 plan provides for the issuance of up to 64,504 shares of our common stock. We will make no further awards under the 1996 plan, but options to purchase 25,802 shares remain outstanding and exercisable under the plan at exercise prices varying between $3.05 and $142.49 per share.

OTHER OPTIONS. We have issued options outside of our stock option plans to certain officers, directors, employees and consultants. We granted options to purchase (a) 13,131 shares in February 1996 with a five-year term and an exercise price of $57.84 per share, (b) 1,382 shares in March 1998 with a ten-year term and an exercise price of $98.69 per share, and (c) 4,607 shares to a consultant with a 5-year term and an exercise price of $14.98. The options for 4,607 shares issued to a consultant expired unexercised during 2003. Options for 4,216 shares that we granted in prior years have been exercised. All of these options, except for the options exercised, remain outstanding and are fully exercisable. In September 1996, we also granted options to purchase an aggregate of 691 shares with a 10-year term and an exercise price of $65.11 to five former non-employee directors. These options are outstanding and exercisable.

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

[COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN GRAPH APPEARS HERE]


* The material in this graph is not "solicitation material," is not deemed filed with the SEC, and is not incorporated by reference in any of our filings under the Securities Act or the Exchange Act, whether made before or after the date hereof and irrespective of any general incorporation language in any filing. Research Data Group, Inc. has provided the information in the graph.

                                             12/31/98       12/31/99        12/31/00       12/31/01        12/31/02       12/31/03
                                             --------       --------        --------       --------        --------       --------
Cell Tech International Incorporated....      100.00         202.71            33.17          51.60          33.17          29.48
NASDAQ Stock Market (U.S.) .............      100.00         190.62           127.67          70.42          64.84          91.16
Peer Group .............................      100.00          45.13            25.19          42.78          57.69         123.27

----------

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth certain information regarding ownership of our capital stock as of February 29, 2004, by (i) each person known to us to beneficially own more than 5% of the shares of our outstanding common stock,
(ii) each of our directors, (iii) each of the named executive officers, and (iv) all of our directors and executive officers as a group.

                                                                                          PERCENT OF                 NUNBER
                                                                                           SHARES                     OF
                                                                                         BENEFICIALLY                SHARES
NAME AND ADDRESS OF BENEFICIAL OWNER                                                       OWNED(1)                OUTSTANDING
------------------------------------                                                       --------                -----------
      Marta C. Carpenter                                                                      23.3%                4,341,498(2)
         565 Century Court
         Klamath Falls, Oregon 97601

      Daryl J. Kollman                                                                        23.3%                4,341,498(3)
         5534 South Sixth Street, PMB #225
         Klamath Falls, Oregon 97603

      Victor Bond                                                                                *                         0
         565 Century Court
         Klamath Falls, Oregon 97601

      Donald P. Hateley                                                                        1.9%                  360,000(4)
         1800 Century Park East
         Los Angeles, California 90067

      Dr. Christopher J. Blaxland * 62,764(5) 509 County Line Road
         Radnor, Pennsylvania 19087

      Dr. Donald M. Anderson * 62,949(6) 6 Arrowhead Lane
         Marion, Massachusetts 02738

      Justin Straus                                                                              *                         0
         565 Century Court
         Klamath Falls, Oregon 97601

      Zubair Kazi                                                                             48.3%                8,982,174(7)
         3671 Sunswept Drive
         Studio City, California 91604

         All executive officers and directors as a group (6 persons)                          25.9%                4,827,211(8)

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

     (4) Represents warrants to purchase 300,000 shares of common stock held by Hateley & Hampton, a Professional Law Corporation of which Donald P. Hateley is a President, co-founder and a shareholder and 60,000 shares Mr. Hateley has the right to acquire pursuant to options exercisable within 60 days of February 24, 2004.

     (5) Represents 62,764 shares Dr. Blaxland has the right to acquire pursuant to options exercisable within 60 days of February 24, 2004.

     (6) Includes 60,000 shares Mr. Anderson has the right to acquire pursuant to options exercisable within 60 days of February 24, 2004.

     (7) Includes 4,491,087 shares already issued to Kazi and and 4,491,087 issuable to Mr. Kazi upon the exercise of his warrants.

     (8) Includes 360,000 shares issuable upon the exercise of warrants and 62,764 shares issuable upon the exercise of options within 60 days of February 24, 2004. See footnotes 4 through 6 above.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

We lease approximately 100,000 square feet of office, processing, freezer and storage space directly from Marta C. Carpenter and Daryl Kollman, two of our principal shareholders. Most of these leases are year-to-year, although we do rent some space on a month-to-month basis and one lease will expire in 2005. We believe that the space we lease from Ms. Carpenter and Mr. Kollman and the rent we pay to them is at or below fair market values. Rental expense accrued for rent to Ms. Carpenter and Mr. Kollman in 2003 was $627,280. We owe Ms. Carpenter and Mr. Kollman $746,747 in accrued rental payments reflected on our balance sheet as a related party payable as of December 31, 2003.

In 2003, we also received $68,617 in management fees and other income from Klamath Cold Storage, Inc., a corporation owned jointly by Ms. Carpenter and Mr. Kollman.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table sets forth fees for services BDO Seidman, LLP provided during fiscal years 2003 and 2002:

                                                2003              2002
                                           -------------     -------------

Audit Fees(1)                                   121,458           141,920
Audit-related fees(2)                                 -                 -
Tax fees(3)                                           -                 -
All other fees(4)                                     -                 -
                                           -------------     -------------
             Total                         $    121,458      $    141,920
                                           =============     =============
----------------

(1) Represents fees for professional services provided in connection with the audit of our annual financial statements and review of our quarterly financial statements.


(2) During 2003 and 2002, we did not incur fees for assurance services related to the audit of our financial statements and for services in connection with audits of our benefit plans, which services would be reported in this category.

(3) Represents fees for services and advice provided in connection with preparation of our federal and state tax returns. (4) During 2003 and 2002, we did not incur any other fees related to other services provided.

Our Audit Committee has determined that the provision of non-audit services by BDO Seidman, LLP is compatible with maintaining BDO Seidman, LLP's independence, and none of such services were pre-approved pursuant to the DE MINIMIS exception provided in Section 10A(i)(1)(B) of the Securities Exchange Act of 1934.

Generally, the Audit Committee approves in advance audit and non-audit services to be provided by BDO Seidman, LLP. In other cases, in accordance with Rule 2-01(c)(7) of Securities and Exchange Commission Regulation S-X, the Audit Committee has delegated pre-approval authority to the Chairman of the Audit Committee for matters which arise or otherwise require approval between regularly scheduled meetings of the Audit Committee, provided that the Chairman report such approvals to the Audit Committee at the next regularly scheduled meeting of the Audit Committee.

                                     PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K.

(a)  Exhibits required by Item 601 of Regulation S-K

(a)(1) and (2) Financial Statements. We have listed the Financial Statements and Schedules in the Index to Financial Statements on page F-1 of this Form 10-K.

(a)(3) Exhibits:

EXHIBIT NUMBER          DESCRIPTION

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

(b)  Reports on Form 8-K.               None.

*    Filed herewith.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Klamath Falls, State of Oregon on April 13, 2004.


                                  CELL TECH INTERNATIONAL INCORPORATED

                                  By: /S/ MARTA C. CARPENTER
                                     --------------------------------
                                  Marta C. Carpenter, Chief Executive Officer



Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of the registrant and in the capacities indicated have signed this report below:

           SIGNATURE                       TITLE                      DATE

By:/S/ MARTA C. CARPENTER       President and Chief Executive    March 30, 2004
  -----------------------           Officer and Director
     Marta C. Killman         (principal executive officer and
                                 principal accounting officer)

By: /S/ DONALD P. HATELEY           Chairman of the Board        March 30, 2004
    ---------------------
     Donald P. Hateley

By: /S/ JUSTIN STRAUS              Chief Operating Officer       March 30, 2004
    -----------------
     Justin Straus

By: /S/ CHRIS J.M. BLAXLAND                 Director             March 30, 2004
    -----------------------
     Chris J.M. Blaxland

By: /S/ DONALD M. ANDERSON                  Director             March 30, 2004
    ----------------------
     Donald M. Anderson

                      CELL TECH INTERNATIONAL INCORPORATED

                                AND SUBSIDIARIES


                        CONSOLIDATED FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001




Report of Independent Certified Public Accountants                    F-2
       Consolidated Financial Statements
            Consolidated Balance Sheets                               F-3
            Consolidated Statements of Operations                     F-4
            Consolidated Statement of Shareholders' Equity            F-5
            Consolidated Statements of Cash Flows                     F-6
            Notes to Consolidated Financial Statements                F-7

               Report of Independent Certified Public Accountants


To the Shareholders of
Cell Tech International Incorporated and Subsidiaries
Klamath Falls, Oregon

We have audited the accompanying consolidated balance sheets of Cell Tech International Incorporated and subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2003. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cell Tech International Incorporated and Subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has experienced recurring losses, has negative working capital at December 31, 2003, is experiencing difficulty in generating sufficient cash flows to meet its obligations and faces potential significant adverse litigation. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plan in regard to these matters is also described in Note 2. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.






Los Angeles, California
March 26, 2004

                                     CELL TECH INTERNATIONAL INCORPORATED
                                               AND SUBSIDIARIES

                                          CONSOLIDATED BALANCE SHEETS

                                                                                          December 31,
                                                                                  ---------------------------
                                                                                      2003           2002
                                                                                   -----------    -----------
ASSETS (Note 7)

CURRENT ASSETS
   Receivables (Note 3)                                                            $   284,648    $   372,011
   Current portion of inventories (Note 4)                                           1,900,000      2,300,000
   Prepaid expenses                                                                    565,450        586,662
                                                                                   -----------    -----------

Total current assets                                                                 2,750,098      3,258,673

INVENTORIES, net of current portion (Note 4)                                         2,816,471      3,824,298
PROPERTY AND EQUIPMENT, net of accumulated depreciation (Note 5)                     2,460,237      6,801,389
IDLE PROPERTY AND EQUIPMENT HELD FOR SALE, net (Note 5)                                916,355      1,382,570
OTHER ASSETS (Note 6)                                                                  240,851        546,846
                                                                                   -----------    -----------

Total assets                                                                       $ 9,184,012    $15,813,776
                                                                                   ===========    ===========

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
   Bank overdraft                                                                  $   481,496    $   468,008
   Accounts payable                                                                    685,146        594,329
   Commissions payable                                                                 878,258        970,315
   Sales taxes payable                                                                  67,588         69,797
   Accrued payroll and related liabilities                                             296,506        291,140
   Other accrued expenses                                                            1,220,071      1,848,070
   Current portion of long-term debt (Note 7)                                        2,074,229      2,872,145
   Related party payable (Note 12)                                                     746,747        427,767
                                                                                   -----------    -----------

Total current liabilities                                                            6,450,040      7,541,571
                                                                                   -----------    -----------

LONG-TERM LIABILITIES
   Long-term debt, net of current portion (Note 7)                                     507,855      1,019,920
                                                                                   -----------    -----------

Total liabilities                                                                    6,957,895      8,561,491
                                                                                   -----------    -----------

COMMITMENTS AND CONTINGENCIES (Notes 9 and 10)

SHAREHOLDERS' EQUITY
   Series A convertible preferred stock - no par value; 4,175,000
      shares authorized; none issued and outstanding                                       --             --
   Series B convertible preferred stock - no par value; 800,000 shares
      authorized; none issued and outstanding                                              --             --
   Undesignated preferred stock - no par value; 1,825,000 shares authorized;
      none issued and outstanding                                                          --             --
   Common stock - $.01 par value; 50,000,000 shares authorized,
       13,974,087 shares issued and outstanding (Notes 9 and 10)                       139,741        106,409
   Additional paid-in capital                                                        2,891,224      2,299,696
   Retained earnings (deficit)                                                        (804,849)     4,846,180
                                                                                   -----------    -----------

Total shareholders' equity                                                           2,226,116      7,252,285
                                                                                   -----------    -----------

Total liabilities and shareholders' equity                                         $ 9,184,012    $15,813,776
                                                                                   ===========    ===========

                         See accompanying notes to consolidated financial statements.

                          CELL TECH INTERNATIONAL INCORPORATED
                                    AND SUBSIDIARIES

                          CONSOLIDATED STATEMENTS OF OPERATIONS


                                                    Years ended December 31,
                                           --------------------------------------------
                                               2003            2002             2001
                                           ------------    ------------    ------------
SALES                                      $ 22,285,975   $ 26,193,747     $ 30,012,076

COST OF SALES                                 7,148,303      9,651,050        9,742,051
                                           ------------   ------------     ------------

GROSS PROFIT                                 15,137,672     16,542,697       20,270,025

COMMISSIONS                                   9,467,392     11,690,752       14,341,935
                                           ------------   ------------     ------------

GROSS PROFIT AFTER COMMISSIONS                5,670,280      4,851,945        5,928,090

SHIPPING AND HANDLING EXPENSES                1,448,853      1,515,358        1,646,625

SELLING EXPENSES                              4,001,866      4,021,734        4,059,982

RESEARCH AND DEVELOPMENT                        197,266        193,310          190,884

GENERAL AND ADMINISTRATIVE                    3,285,760      1,764,189        2,425,561

IMPAIRMENT OF LONG-LIVED ASSETS
(NOTES 5 AND 6)                               2,264,646        873,528        2,589,940
                                           ------------   ------------     ------------

OPERATING LOSS                               (5,528,111)    (3,516,174)      (4,984,902)

OTHER INCOME (NOTE 13)                          274,266        283,834          591,787

INTEREST EXPENSE                               (397,183)      (265,047)        (622,235)
                                           ------------   ------------     ------------

NET LOSS                                    $ (5,651,029)  $ (3,497,38)    $ (5,015,350)
                                            ============   ===========     ============



BASIC AND DILUTED LOSS PER SHARE            $     (0.40)   $     (0.27)    $      (.43)
                                            ============   ===========     ============

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING USED TO CALCULATE
BASIC AND DILUTED LOSS PER SHARE             14,049,055     12,864,643       11,755,888
                                            ============   ===========     ============

              See accompanying notes to consolidated financial statements.

                                     CELL TECH INTERNATIONAL INCORPORATED
                                               AND SUBSIDIARIES

                                CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

                                            Common Stock         Additional         Retained
                                      ----------------------      Paid-In          Earnings     Shareholders'
                                        Shares      Amount        Capital         (Deficit)        Equity
                                      ---------   ----------   ------------    -------------    ------------
BALANCES, December 31, 2000          10,640,895   $ 106,409   $   2,299,696   $  13,358,917    $  15,765,022

Net loss                                   --          --              --        (5,015,350)     (5,015,350)
                                     ----------   ---------   -------------   -------------    -------------

BALANCES, December 31, 2001          10,640,895     106,409       2,299,696       8,343,567      10,749,672

                                     ----------   ---------   -------------   -------------    -------------
Net loss                                   --          --              --        (3,497,387)     (3,497,387)

BALANCES, December 31, 2002          10,640,895     106,409       2,299,696       4,846,180       7,252,285

Net loss                                   --       --              --           (5,651,029)     (5,651,029)

Conversion of debt to equity          3,333,192      33,332         591,528            --           624,860
                                     ----------   ---------   -------------   -------------    -------------

BALANCES, December 31, 2003          13,974,087   $ 139,741   $   2,299,696   $    (804,849)    $  2,226,116
                                     ==========   =========   =============   =============     ============

            See accompanying notes to consolidated financial statements.

                                     CELL TECH INTERNATIONAL INCORPORATED
                                               AND SUBSIDIARIES

                                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                      Years ended December 31,
                                                             -------------------------------------------
                                                                  2003          2002            2001
                                                              -----------    -----------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                                   $(5,651,029)   $(3,497,387)   $ (5,015,350)
   Adjustments to reconcile net loss to cash
     provided by (used for) operating activities:
      Depreciation and amortization                             1,126,929      1,162,726      2,607,668
      (Gain) loss on sale of fixed assets                         806,734         (1,827)       (15,175
      Reserve for potentially unsaleable inventories              544,233      3,100,000           --
      Impairment of fixed assets and intangibles                2,264,646        873,528      2,589,940
      Changes in assets and liabilities:
         Receivables                                               87,363        (44,928)       208,062
         Inventories                                              863,594         80,480      1,871,221
         Prepaid expenses                                          21,212       (125,802)       290,165
         Other assets                                             305,995       (305,851)       (70,374)
         Accounts payable                                          90,817       (454,474)      (370,606)
         Commissions payable                                      (92,057)      (248,821)      (649,999)
         Sales tax payable                                         (2,209)       (12,546)       (30,645)
         Accrued payroll and payroll related liabilities            5,366         38,196        (39,883)
         Other accrued expenses                                    (3,139)       714,632         (2,188)
                                                              -----------    -----------    ------------
Net cash provided by operating activities                         368,455      1,277,926      1,372,836
                                                              -----------    -----------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of property and equipment                            (115,084)      (584,551)      (253,662
   Proceeds from sale of equipment                                724,142          7,250         47,000
                                                              -----------    -----------    ------------
Net cash provided by (used for) investing activities              609,058       (577,301)      (206,662
                                                              -----------    -----------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES
   Bank overdraft                                                  13,488       (295,097)      (547,446
   Payments on long-term debt                                  (1,309,981)    (1,847,196)      (963,357
   Proceeds from debt financing                                      --        2,100,000           --
   Net proceeds (repayments) from related party debt              318,980       (658,332)       344,629
                                                              -----------    -----------    ------------
Net cash used for financing activities                           (977,513)      (700,625)    (1,166,174
                                                              -----------    -----------    ------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                 --             --             --

CASH AND CASH EQUIVALENTS, beginning of year                         --             --             --
                                                              -----------    -----------    ------------
CASH AND CASH EQUIVALENTS, end of year                        $      --      $      --      $      --
                                                              ===========    ===========    ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
   Cash paid during the year for Interest                     $   397,183    $   250,190    $   602,570

NON-CASH TRANSACTIONS
Accrued liability for penalty shares was settled
    during the quarter ended June 30,2003 by issuing
    3,333,192 shares of common stock valued at $624,860       $   624,860           --             --
                                                              ===========    ===========    ============

            See accompanying notes to consolidated financial statements.

NOTE 1 -- SUMMARY OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

Certain items reported in the prior year have been reclassified to follow the company's current reporting practices.

BUSINESS

Cell Tech International Incorporated, The New Algae Company (NAC), and The New Earth Company (NEC), collectively the "Company," are engaged in the production and marketing of food supplement and personal care products made with blue-green algae harvested from Klamath Lake, Oregon. The Company uses a multi-level distributor network throughout the United States and Canada to distribute its products. The Company commenced operations as NAC in 1982 and subsequently formed NEC to further its operations. In 1990, NAC purchased the assets of Cell Tech, Inc. and then began doing business under the trade name "Cell Tech."

BASIS OF CONSOLIDATION

The accompanying consolidated financial statements of the Company include the accounts of the parent company, Cell Tech International Incorporated, and its subsidiaries NAC and NEC. Intercompany transactions and balances have been eliminated on consolidation.

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

INVENTORIES

Work in progress, finished goods and sales aids inventories are stated at the lower of cost or market. The Company uses a weighted average method to determine cost for work in progress and finished goods based upon normal harvesting volumes (see Note 4). Costs of work in progress and finished goods includes direct labor and an allocation of overhead costs. Sales aids consist of video tapes, audio tapes, brochures and other promotional items sold by the Company to its distributors. Inventory that is not anticipated to be sold within the subsequent year is classified as a non-current asset.

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

The Company evaluates impairment of its property and equipment on an individual asset basis or by logical groupings of assets whenever circumstances indicate that the carrying value may not be recoverable. Assets deemed to be impaired are written down to their fair value using discounted future cash flows and, if available, comparable market values. During 2003, certain assets were determined to be impaired in value and the associated net book value was reduced accordingly (see Note 5).

Gains on disposal of long-lived assets are recognized when earned, which is generally at the time of closing. If a loss on disposal is expected, such losses are recognized when the assets are reclassified as assets held for sale.

GOODWILL AND OTHER INTANGIBLE ASSETS

Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). Under SFAS 142, goodwill and intangible assets with indefinite lives are no longer amortized but will be reviewed annually, or more frequently if impairment indicators arise, for impairment. Other intangible assets with finite lives, consisting of trademarks with a carrying value of $57,302 at January 1, 2002, will continue to be amortized over their estimated useful lives of 10 years. As of the date of the adoption of the new accounting standards, there was no remaining goodwill.

FINANCIAL INSTRUMENTS

The Company estimates the fair value of its monetary assets and liabilities based upon the existing interest rates related to such assets and liabilities compared to the current market rates of interest for instruments of a similar nature and degree of risk. The fair value of debt is estimated using discounted cash flow analyses, based on the Company's incremental borrowing rates for similar types of borrowing arrangements. The fair value of the Company's debt at December 31, 2003 and 2002 approximates carrying value.

REVENUE RECOGNITION

The Company recognizes revenue from the sale of its products upon shipment, at which time title passes. The Company estimates an allowance for sales returns based on historical experience with product returns.

SHIPPING AND HANDLING FEES AND COSTS

The Company bills customers for shipping and handling costs. The amounts billed are included in sales and totaled $1,065,158, $1,263,622 and $1,443,692 in 2003,
2002 and 2001, respectively. The related costs for shipping and handling goods shipped by the Company to customers are included in a separate caption, shipping and handling expenses, in the statements of operations.

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

We have adopted the disclosure only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation", as amended by Statement No. 148. If compensation expense for the stock options had been determined using "fair value" at the grant date for awards in 2003, 2002 and 2001, consistent with the provisions of Statement of Financial Accounting Standards No. 123, our net loss and loss per share would have been reduced to the pro forma amounts indicated below.


                                                                                          Years ended December 31,
                                                                           ---------------------------------------------------
                                                                                 2003              2002              2001
                                                                           --------------      ------------     -------------
NET (LOSS) AS REPORTED                                                     $   (5,651,029)     $ (3,497,387)    $  (5,015,350)

ADD: STOCK-BASED EMPLOYEE COMPENSATION EXPENSE INCLUDED
IN REPORTED INCOME                                                                      -                -                  -

DEDUCT: TOTAL STOCK-BASED EMPLOYEE COMPENSATION EXPENSE
DETERMINED UNDER FAIR VALUE BASED METHODS FOR ALL AWARDS                            5,261             8,998             9,000
                                                                           --------------      ------------     -------------
NET (LOSS) PRO FORMA                                                       $   (5,656,290)     $ (3,506,385)    $  (5,024,350)
                                                                           --------------      ------------     -------------

LOSS PER DILUTED SHARE AS REPORTED                                         $        (0.40)     $      (0.27)    $        (.43)

LOSS PER DILUTED SHARE PRO FORMA                                           $        (0.40)     $      (0.27)    $        (.43)


The proforma calculations above are for informational purposes only. Future calculations of the pro forma effects of stock options may vary significantly due to changes in the assumptions described above as well as future grants, and for forfeitures of stock options.

SEGMENT REPORTING

The Company operates in one segment, which is the production and sale of food supplement and personal care products made from blue green algae. Approximately 6 percent of our sales are from International sources outside of the United States, primarily Canada.

EARNINGS PER SHARE

The computations of the weighted-average common shares used in the computation of basic and diluted net income (loss) per share is based on 14,049,055, 12,864,643 and 11,755,888 shares for the years ended December 31, 2003, 2002 and 2001. Potential dilutive securities were not included in the EPS calculation since their effect would be antidilutive. In accordance with SFAS No. 128, "Earnings Per Share," the Company has included in weighted average common shares for the years ended December 31, 2001, 2002 and 2003, shares earned by Mr. Zubair Kazi but not yet issued (see Note 10). Potential dilutive securities consisted of outstanding stock options and convertible preferred stock and common stock purchase warrants.


RESEARCH AND DEVELOPMENT

Research and development costs are expensed as incurred.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2002, FASB issued Statement No. 146 (SFAS No. 146), "Accounting for Costs Associated with Exit or Disposal Activities," effective for activities that we initiate after December 31, 2002, with early application encouraged. This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." We adopted SFAS No. 146 in January 2003 and it did not have a material effect on our financial position or results of operations.

In December 2002, FASB issued Statement No. 148 (SFAS No. 148), "Accounting for Stock-Based Compensation -- Transition and Disclosure -- An Amendment of FASB Statement No. 123." SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. We are required to follow the prescribed format and provide the additional disclosures required by SFAS No. 148 in our annual financial statements for the year ended December 31, 2002 and must also provide the disclosures in our quarterly reports containing condensed financial statements for interim periods beginning with the quarterly period ended March 31, 2003. The adoption of SFAS No. 148 did not have a material effect on our financial position or results of operations.

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

In May 2003, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 150, ACCOUNTING FOR CERTAIN INSTRUMENTS WITH CHARACTERISTICS OF BOTH LIABILITIES AND EQUITY ("FAS 150"), which establishes standards for classifying and measuring certain financial instruments with characteristics of both liabilities and equity. FAS 150 requires an issuer to classify a financial instrument that is within its scope, which may have previously been reported as equity, as a liability (or an asset in some circumstances). This statement is effective at the beginning of the first interim period beginning after June 15, 2003 for public companies. We adopted this Statement as of July 1, 2003 and it had no material impact on our financial statements.

In April 2003, the FASB issued SFAS No. 149, "AMENDMENT OF STATEMENT 133 ON DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES" ("FAS No. 149"). FAS No. 149 amends and clarifies the accounting guidance on derivative instruments (including certain derivative instruments embedded in other contracts) and hedging activities that fall within the scope of FAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." FAS No. 149 also amends certain other existing pronouncements, which will result in more consistent reporting of contracts that are derivatives in their entirety or that contain embedded derivatives that warrant separate accounting. This Statement is effective for contracts entered into or modified after June 30, 2003, with certain exceptions, and for hedging relationships designated after June 30, 2003. We do not have any contracts that are derivatives or that contain embedded derivatives.

In January 2003, the FASB issued FASB Interpretation No. 46, CONSOLIDATION OF VARIABLE INTEREST ENTITIES, an interpretation of Accounting Research Bulletins ("ARB") No. 51, CONSOLIDATED FINANCIAL STATEMENTS ("FIN 46"). FIN 46 clarifies the application of ARB No. 51 to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. We do not believe the adoption of FIN 46 will have a material impact on our financial position and results of operations.

NOTE 2--GOING CONCERN

During 2002, the Company was able to obtain new financing that allowed it to repay the borrowings under the former line of credit. As of December 31, 2003, the Company is in compliance with the loan covenants under the new loan agreement. Additionally, management has introduced several new products and advertising campaigns in order to increase revenues and reverse the trend of net losses in 2003 and prior years. Although management believes that progress was made during 2003 on issues affecting the Company's ability to continue as a going concern, the Company has experienced recurring net losses, has negative working capital at December 31, 2003 and faces potential significantly adverse litigation (Note 10). These conditions give rise to substantial doubt about the Company's ability to continue as a going concern.

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

The Company is continuing its efforts to raise both debt and equity financing. However, there can be no assurance that the Company will be able to obtain or service additional financing, or that if such financing were available, whether the terms or conditions would be acceptable to the Company.

NOTE 3 -- RECEIVABLES

As revenues are generally paid with credit cards and thereby collected at the time of shipment, the Company does not record trade accounts receivable. Receivables consist of the following:

                                                 December 31,
                                       -------------------------------
                                          2003                 2002
                                       ----------           ----------

Credit card deposits in transit        $  136,154           $  303,746


Miscellaneous receivables                 148,494               68,265
                                       ----------           ----------

                                       $   284,648          $  372,011
                                       ===========          ==========

NOTE 4 -- INVENTORIES

Inventories consist of the following:                                                 December 31,
                                                                          --------------------------------------
                                                                                2003                 2002
                                                                           --------------       ---------------
Work in progress                                                         $     6,857,108      $      9,520,527
Finished goods                                                                   418,999               588,586
Sales aids                                                                         5,904                15,185
                                                                           --------------       ---------------

                                                                               7,282,011            10,124,298
Less reserve for potentially unsaleable inventories (Note 12)                 (2,565,540)           (4,000,000)
                                                                           --------------       ---------------

                                                                               4,716,471             6,124,298
Less current portion                                                          (1,900,000)           (2,300,000)
                                                                         $     2,816,471      $      3,824,298
                                                                           --------------       ---------------

Certain of the Company's inventory is marketable only to the agricultural market. Sales in this market have been less than anticipated and management has recognized that an impairment of inventory may exist. The Company has established reserves of $2,565,540 and $4,000,000 at December 31, 2003 and 2002, respectively. During 2003, additional inventory of $544,233 was recognized as impaired and the reserve was increased accordingly and $1,978,693 of inventory that had been previously reserved for was destroyed in order to reduce costs associated with maintaining frozen inventory.

Inventories that are in excess of the following year's estimated sales have been classified as long-term inventories.

NOTE 5 -- PROPERTY AND EQUIPMENT

Property and equipment consist of the following:                                    December 31,
                                                                          --------------------------------------
                                                                                2003                 2002
                                                                           --------------       ---------------
Land and improvements                                                    $        17,817      $         17,817
Buildings and improvements                                                     1,709,931             6,254,180
Furniture and fixtures                                                           692,743               741,754
Machinery and equipment                                                        6,627,226             8,894,246
                                                                           --------------       ---------------

                                                                               9,047,717            15,907,997
Less accumulated depreciation                                                 (6,587,480)           (9,106,608)
                                                                           --------------       ---------------

                                                                         $      2,460,237     $      6,801,389
                                                                         ================     ================


Depreciation expense aggregated $1,121,217, $1,111,629 and $2,386,418, for 2003,
2002 and 2001, respectively.

During the fourth quarter of 2003 it was determined that two buildings that were being leased from shareholders were not required for continuing operations and accordingly it was determined to terminate those leases. Both leases are on month-to-month terms. Due to the shorter life of the leases than originally expected, it is anticipated that the associated leasehold improvements of $640,000 will be written off during a seven-month period beginning in December of 2003. Accordingly there was an approximate $100,000 increase in depreciation expense or a loss of $0.01 per share during 2003 and it is anticipated that there will be an additional $540,000 of depreciation expense or a loss of $0.04 per share in 2004 due to these lease terminations. There are no other costs, continuing or otherwise, associated with these lease terminations.

Idle property and equipment consists of buildings, machinery and equipment with a carrying value of $916,355 and $1,382,570, a cost of $5,077,923 and $9,981,028, and accumulated depreciation and valuation reserve of $4,161,568 and $8,598,458 at December 31, 2003 and 2002, respectively. The Company is actively attempting to sell these assets and as a result, the assets have been written down to their fair value and no depreciation has been recorded on these assets since the date they were identified as being held for sale.

We utilize significant amounts of equipment in our operations to harvest and process blue-green algae from Klamath Lake. During 2001, we developed an alternative method of harvesting algae directly from Klamath Lake that increased our likelihood of being able to harvest on a low water year in comparison to our previous harvest method at the A Canal site. As a result, during 2001, we have taken out of service certain equipment previously used to harvest algae from the canal site. We have written-off equipment taken out of service that we cannot remove from the canal site and has no other use. We had an auction in September 2003 at which most of the remaining idle equipment was sold. For the equipment that remained after the auction sale, we recognized $64,646 in impairment loss to reduce its book value to appraised auction value. Due to the nature of auction sales, we anticipated the potential decrease in value by writing off an additional $528,632 in equipment values during the second quarter of 2003. The impairment charge recorded in the second quarter was reclassified to loss on sale of assets prior to year end to more accurately reflect the equipment sold at auction during the year. After the equipment auction we determined that a building that had been used for harvest processing would no longer be utilized to the extent previously determined. We have determined that the asset is impaired and, accordingly, we have recorded an impairment charge of $2.2 million in the third quarter 2003 and have written the asset down to its estimated fair value. The fair market value was determined based on estimated replacement construction costs and per square foot market values of similar properties being advertised for sale in the surrounding area. We continue to review our property and equipment offered for sale and if we cannot realize any portion of the carrying value, we make adjustments to reduce the carrying value to its fair value. We also regularly review property and equipment used in our operations and test for impairment if conditions indicate we may not recover the carrying value of the property and equipment. If we determine that we will not recover the carrying value and that assets are impaired, we adjust the carrying value through a valuation allowance. The decision to write down a portion of the carrying value of property and equipment used in our operations or offered for sale could have a significant adverse effect on our operating results.

The financial statements for the years ended December 31, 2003, 2002, and 2001 include adjustments due to the impairment of fixed assets of $2,264,646, $873,529, and $2,589,940 respectively.


NOTE 6 -- OTHER ASSETS

Other assets consist of the following:                                                            December 31,
                                                                                       ----------------------------------
                                                                                          2003                   2002
                                                                                       -----------          ------------
Trademarks, net of accumulated amortization of $44,690 and $38,978                     $    53,477          $     57,196
Deposits                                                                                    46,927                55,441
Restricted cash                                                                             62,031               198,963
Loan Fees                                                                                   78,416               235,246
                                                                                       -----------          ------------

                                                                                       $    40,851          $    546,846
                                                                                       ===========          ============


Amortization expense aggregated $5,712, $51,097 and $221,250 for 2003, 2002 and 2001, respectively.

NOTE 7 -- LONG-TERM DEBT

Long-term debt consists of the following:

                                                                                                December 31,
                                                                                      --------------------------------
                                                                                          2003                2002
                                                                                      -----------         -----------
Term loan secured by substantially all of the assets of the Company,
effective rate of interest is 14%. Payment is due in full in June 2004                $ 1,562,164         $ 2,100,000

Note payable to a nonprofit organization, secured by rights of property and leasehold improvements, with annual payments of $75,000 including interest at
6.25%, maturing July 19, 2005
(see Note 10)                                                                                --               313,790

Note payable to vendor issued in exchange for cancellation of accounts payable to vendor. Note requires 37 monthly payments of $50,000 that began on October
11, 2002 and a final payment of
$35,917 due on November 1, 2005, with an implied discount rate of 11.13%                1,019,920           1,478,275
                                                                                      -----------         -----------

                                                                                        2,582,084           3,892,065

Less current portion                                                                   (2,074,229)         (2,872,145)
                                                                                      -----------         -----------

                                                                                      $   507,855         $ 1,019,920
                                                                                      ===========         ===========


In June 1999, the Company entered into a $15 million Line of Credit Agreement with a financial institution. The agreement had four parts: Receivable Loans, Advances and Inventory Loans, Term Loans, and Equipment Acquisition Loans. The Receivable Loans and the Advances and Inventory Loans incurred interest at a rate equal to the prime rate plus 2.5% per annum and expired June 30, 2002. The Term Loans and Equipment Acquisition Loans incurred interest at a rate equal to the prime rate plus 2.75% and were repayable in monthly installments.

In September 2002, the Company's financing facility with the financial institution was purchased by and assigned to La Jolla Loans, Inc ("La Jolla Loans"). In connection with this transaction, the financial institution's security interest in real and personal property and all associated security and loan documents were assigned to La Jolla Loans. At the same time, the Company entered into a Forbearance and Extension Agreement with La Jolla Loans. Under the terms of the forbearance agreement, La Jolla Loans would not declare a default until June 30, 2003, when the entire principal would be due. The forbearance period was extended to June 30, 2004 by the Company's payment of a $75,000 renewal fee in June 2003. Interest of $18,225 at an effective rate of 14% is payable monthly along with additional monthly impound payments of approximately $19,000 to be used to pay insurance, property taxes and lease payments on collateralized property during the forbearance period. La Jolla Loans has also agreed to defer, during the forbearance period, the difference between the minimum interest payment of $45,000 under the agreement with Coast Business Credit and the $24,500 minimum interest payments under the forbearance agreement. If the Company fully performs under the terms and conditions of the forbearance agreement and no default occurs during the forbearance period, La Jolla Loans will release the Company from any obligation to pay minimum monthly interest payments in excess of $24,500. The outstanding principal balance at December 31, 2003 is $1,562,164. The Company is in compliance with all loan covenants as of December 31, 2003.

La Jolla Loan has agreed in principle to further extend the loan at June 30, 2004 upon payment of approximately $100,000 in fees and associated expenses.

The Company has classified all outstanding debt to the lender as a current liability.

NOTE 8 -- INCOME TAX

The Company is subject to Federal income taxes subsequent to June 20, 1999. As the Company has experienced operating losses for the years 2003, 2002 and 2001, no income tax expense has been provided.

At December 31, 2003, the Company had state and federal net operating loss carryforwards available to offset future taxable income of approximately $ 21.4 million that expire at various dates through 2023.

The primary components of temporary differences that compose the Company's net deferred tax assets and liabilities as of December 31, 2003 and 2002 are as follows:

                                                           December 31,
                                                 ---------------------------------
                                                    2003                  2002
                                                 ------------         ------------
Deferred tax assets (liability):
         Inventory adjustments                   $    984,000       $    1,600,000
         Accrued expenses                             633,000              806,000
         Other                                         31,000               18,000
                                                 ------------         ------------

Current deferred tax assets, net                    1,648,000            2,424,000
                                                 ------------         ------------

Net operating losses and credits                    8,234,000            4,150,000
Property, equipment and intangible assets           1,768,000              695,000
                                                 ------------         ------------

Non-current deferred tax assets, net               10,002,000            4,845,000
                                                 ------------         ------------

Net deferred tax assets                            11,650,000            7,269,000
Less: valuation allowance                         (11,650,000)          (7,269,000)
                                                 ------------         ------------

                                                 $        --        $          --
                                                 ===========        ==============

The Company annually evaluates the realization of the net deferred tax asset, taking into consideration prior earnings history, projected operating results and the reversal of temporary tax differences. At December 31, 2003 and 2002, the Company recorded a valuation allowance as a result of the uncertainty relating to the realizability of the net deferred tax asset. In addition to utilization of net operating losses being limited by future income, the net operating loss carry forward utilization could be significantly impaired by a change in ownership under IRC section 382, which may occur due to issuance of shares to or conversions of warrants by Mr. Kazi as noted in Notes 9 and 10, or if there is any change in ownership pursuant to the discussion at "lien on company stock" in Note 10. The net operating loss benefit is fully reserved via the deferred tax asset valuation allowance above.

NOTE 9 -- STOCK OPTIONS AND WARRANTS

WARRANTS

On August 6, 1999, the Company issued warrants to purchase shares of its common stock to the following parties for their services as follows:

                                   Number of        Exercise
                                   Warrants           Price              Term
                                -------------    -------------       ---------

Andromeda                           100,000          $1.3337            5 year
Hateley & Hampton                   300,000          $0.0749            5 year
Wharton Capital                     267,000          $0.0749            5 year

On October 19, 1999, the Company sold 1,157,895 shares of its common stock with warrants to purchase 1,157,895 shares of its common stock in a private placement to Mr. Zubair Kazi (see Note 12) for $1,515,625, net of fundraising costs of $134,375. In connection with this transaction, the Company also issued warrants to purchase 150,000 and 100,000 shares of its common stock to Pacific Basin and Richard Wade, respectively. Each warrant has a 5-year term and an exercise price of $1.425 per share. The Company also issued 50,000 shares of its common stock, at fair market value that amounted to $134,375, to Pacific Basin Capital for their services. Warrant activity during the years ended December 31, 2003, 2002 and 2001 is summarized as follows:


                                              Shares                 Price
                                         ----------------     ------------------

Outstanding at December 31, 2000               2,268,324     $    0.075 - 84.65

            Granted                                  -                  -
            Expired                                  -                  -
            Exercised                                -                  -
                                         ----------------      -----------------

Outstanding at December 31, 2001               2,268,324          0.075 - 84.65
            Granted                                    -                -
            Expired                             (128,926)               -
            Exercised                                -                  -
                                         ----------------      -----------------

Outstanding at December 31, 2002               2,139,398          0.075 - 84.65
            Granted                                   -                 -
            Expired                              (39,623)               -
            Exercised                                 -                 -
                                         ----------------      -----------------

Outstanding at December 31, 2003               2,099,775     $    0.075 - 84.65
                                         ================      =================

The above warrants have a weighted average remaining years at December 31, 2003.

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

                                             Shares                 Price
                                        ---------------      -------------------

Outstanding, December 31, 2000                  25,802      $     3.05 - 142.49
            Granted                                  -                  -
            Expired                                  -                  -
            Exercised                                -                  -
                                        ---------------      -------------------

Outstanding, December 31, 2001                  25,802            3.05 - 142.49
            Granted                                  -                  -
            Expired                                  -                  -
            Exercised                                -                  -
                                        ---------------      -------------------

Outstanding, December 31, 2002                  25,802            3.05 - 142.49
            Granted                                  -                  -
            Expired                                  -                  -
            Exercised                                -                  -
                                        ---------------      -------------------

Outstanding, December 31, 2003                  25,802     $      3.05 - 142.49
                                        ===============      ==================-

The above options have a weighted average remaining contractual life of 1.5 years as of December 31, 2003.

In addition to the options provided for in the 1996 Plan, in early 1996, 13,131 options were issued to certain officers, employees and consultants at an exercise price of $57.84 per share, each with a five-year term. All the outstanding options related to these grants expired in 2001. The Company granted 691 options to certain former directors on September 25, 1996 to replace certain options, which terminated upon resignation of such directors in connection with the Company's initial public offering. These 691 options have an exercise price of $65.11 per share and a ten-year term. During 1998, 1,382 stock options were issued to a director, at an exercise price of $98.65 per share and a ten-year term. During 1998, 4,607 stock options were issued to a consultant at an exercise price of $14.98 that expired during 2003. The options for 4,607 shares issued to a consultant expired unexercised during 2003. These outstanding options at December 31, 2003 have a weighted average remaining contractual life of 2.6 years.

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

During December 2003, 45,000 options were granted to Non-Employee Directors under the 2000 Plan. These options have an exercise price of not less than 100% of the fair market value of the stock at the date of the grant.

                                                Shares                 Price
                                            ---------------      ---------------

Outstanding, December 31, 2000                      45,000        $      .20
            Granted                                 45,000                  -
            Expired                                      -                  -
            Exercised                                    -                  -
                                            ---------------        -------------

Outstanding, December 31, 2001                      90,000                 .20
            Granted                                 45,000                  -
            Expired                                      -                  -
            Exercised                                    -                  -
                                            ---------------        -------------

Outstanding, December 31, 2002                     135,000                 .20
            Granted                                 45,000                  -
            Expired                                      -                  -
            Exercised                                    -                  -
                                            ---------------        -------------

Outstanding, December 31, 2003                     180,000       $         .20
                                            ==============         =============

The above options have a weighted average remaining contractual life of 8.6 years as of December 31, 2003.



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

LITIGATION

On February 6, 1998, Oregon Freeze Dry, Inc., a vendor, filed a complaint against us alleging that we wrongfully terminated a contract with it. On December 20, 2002, the parties signed a settlement agreement and they dismissed the lawsuit. The parties agreed that we will pay $1,885,917 to it. Payments are to be $50,000 per month. No interest will accrue to this note as long as we are timely in the note payments. $1,019,920 is included in notes payable at December 31, 2003. As of December 31, 2003, we are current on the payment obligations to them. Additionally, we are obligated to use them for all of our freeze-drying needs. If we chooses to use a bulk drying method other than freeze-drying, then we will pay a fee of 25 cents per pound to them for a period of up to 10 years, but not to exceed $2,500,000 for algae dried using such alternative method.

On January 16, 2001, we filed an action against Glenn Foods in the Circuit Court of Klamath County alleging, among other things, that Glenn Foods breached an agreement with us for the manufacture of our SBG Square Meal Bars and BG Bites by failing to produce our products according to our specifications, refusing to turn over our formula, and failing to refund our money. We were seeking monetary damages of approximately $226,345 for all causes specified in our complaint. The matter was settled in February 2004 resulting in the defendant agreeing to pay $80,000 to us for damages.

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

On March 27, 2002, the Nature Conservancy filed an action against us in the Circuit Court for the State of Oregon for Klamath County, alleging, among other things, that our wholly owned subsidiary, The New Earth Company, was in default on a promissory note and a trust deed. The Nature Conservancy was seeking $375,000, the principal amount due under the promissory note, plus interest and certain leasehold rights. We had previously recorded the net present value of the promissory note, which had a balance of $313,790 and had been included in the current portion of long-term debt in the December 31, 2002 consolidated balance sheet. The parties signed a settlement agreement and the court action was dismissed in January 2003. The net effect of this was an increase to net income during 2003 of $161,956.

The Company is also involved in various legal matters arising in the normal course of business. In the opinion of management, the Company's liability, if any, arising from legal proceedings related to these matters is not expected to have a material effect on the consolidated financial statements of the Company.

LIEN ON COMPANY STOCK

The Company stock owned by majority shareholders Daryl J. Kollman and Marta C. Carpenter is the subject of a tax lien filed by the Internal Revenue Service for income taxes due from them arising from taxable income attributed from the Company. The lien is subordinated in favor of the lender for the Term Loan (Note
7).

DISPUTE BETWEEN PRINCIPAL SHAREHOLDERS

Daryl Kollman and Marta C. Carpenter, shareholders who together own approximately 62% of our outstanding shares of common stock, divorced during 2002. Daryl Kollman and Marta Carpenter jointly are lessors of a substantial portion of our facilities, including office space, processing and freezer storage space. Although one lease is in effect until 2005, we lease the rest of these facilities on a month-to-month or year-to-year basis. The Court ruled Daryl Kollman and Marta Carpenter's joint ownership in these real property assets will be divided equally in each property and that they must sell the properties and improvements to pay the indebtedness to the Internal Revenue Service. The disposition of these properties pursuant to the divorce could have an adverse or disruptive effect on our operations, if the party who purchases a particular property elects to significantly increase rents or terminate any such lease arrangement at the end of the then current lease term. In addition, compliance with discovery requests may also have a disruptive effect on our business and operations, and it may be necessary for our Chief Executive Officer, Marta Carpenter, to spend a portion of her time devoted to handling matters related to the divorce decree. Moreover, Daryl Kollman is no longer actively involved in management and has been unwilling to execute personal guarantees on our behalf, as he has done in the past. On May 14, 2001, Marta Carpenter petitioned the Circuit Court for the State of Oregon with a motion seeking, among other court orders, to enjoin Daryl Kollman from interfering with any future loan applications of Marta Carpenter or us and a self executing judgment provision whereby the court would sign a loan application on behalf of Daryl Kollman. The court subsequently held that Daryl Kollman is to cease and desist from any such endeavors of interfering with our loan applications during the pendency of the dissolution proceedings and is prohibited from writing letters or communicating orally with any lending institutions unless requested to do so by the institution. The court also held that Daryl Kollman, if presented with loan documents to sign and if he objects to those documents in form or content, must first raise his objections with the court.

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

COVENANTS RELATED TO THE PRIVATE PLACEMENT TO MR. ZUBAIR KAZI

In connection with the sale of 1,157,895 common shares to a private investor in 1999, the Company made certain promises to the investor. In the event that the consolidated shareholders' equity of the Company is less than $20,000,000 at December 31, 1999 and the first reset date (see below), the Company shall immediately issue to Mr. Zubair Kazi additional common stock and warrants. The amount shall equal 1,157,895 multiplied by the percentage by which the shareholders' equity is less than $20,000,000. The Company has not maintained shareholders' equity of $20,000,000.

As of March 31, 2003, we had not filed a registration statement and consequently, Mr. Kazi was entitled to an additional 3,333,192 penalty shares of common stock and warrants. Subsequent to March 31, 2003, we issued to Mr. Kazi 3,333,192 shares of common stock and we converted the accrued liability of $624,860 to equity. Warrants to purchase an additional 3,333,192 shares of common stock are also due to Mr. Kazi and have not yet been issued. We have accrued and will continue to accrue additional penalties until the shares are registered. The accrued liability related for the issuance of these shares and warrants is $82,537 at December 31, 2003.

Also, if within one year after October 19, 1999 the Company sells its common stock at a price less than $1.425 per share in an event other than in a registered underwriting, the Company shall immediately issue to Mr. Zubair Kazi such additional shares of common stock and warrants so that Mr. Zubair Kazi maintains his percentage shareholdings as if he had purchased shares of common stock at the reduced purchase price. The Company did not sell any common stock during the one year period ended October 19, 2000 or for the period from October 20, 2000 to December 31, 2003.

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

Exercise Price of Purchased Warrants = ((Initial Ratio)/(First Reset Ratio)) times $1.425. The investor is entitled to five additional reset dates which will occur as follows:

          o The next three reset dates will occur each three months after the first reset date.

          o The next two subsequent reset dates will occur each six-month period thereafter.

Since the Company has not filed its first registration statement, the first reset date has not yet occurred.

LEASES

The Company has noncancelable operating leases (Note 12), primarily for facilities space, office equipment and phone systems, which expire at various times over the next five years and thereafter. Future minimum lease payments under operating leases are summarized as follows:

Years ending December 31,                      AMOUNT
-----------------------------               -----------

              2004                         $     98,978
              2005                               56,678
              2006                               14,378
              2007                               14,378
              2008                               14,378
              Thereafter                        201,292
                                            -----------

                                           $    400,082
                                           ============


Rent expense for 2003, 2002 and 2001 aggregated $629,739, $841,712 and $1,178,496, respectively.

NOTE 11 -- EMPLOYEE BENEFIT PLAN

Effective June 1, 1994, the Company established a 401(k) Employee Savings Plan which allows eligible employees to contribute up to 15% of their compensation annually. The plan allows for Company matching at the discretion of management. Each employee receives a pro rata allocation of the discretionary matching based on the employee's compensation in relation to the compensation of all participants entitled to profit sharing contributions. The Company matching aggregated $51,451, $47,459 and $52,614 in 2003, 2002 and 2001, respectively.

NOTE 12 -- RELATED PARTY TRANSACTIONS

The lease agreements described and summarized in Note 10 include certain building and equipment leases in which the lessors are shareholders of the Company. Rental payments to the shareholders for 2003, 2002 and 2001 aggregated $624,200, $766,910 and $1,127,855, respectively.

The amount payable to a related party at December 31, 2003 and 2002 is due to shareholders Marta C. Carpenter and Daryl J. Kollman and relates to unpaid rent on properties owned by them.

The Company also received management fees and other income of $68,617, $192,762, and $196,218 from Marta C. Carpenter, Daryl J. Kollman and Klamath Cold Storage during 2003, 2002, and 2001 respectively, which is included in other income in the consolidated statement of operations.

The Company paid consulting fees to a non-employee director of $35,035, $31,873 and $32,500 during 2003, 2002 and 2001, respectively.

NOTE 13 -- OTHER INCOME

Other income insists of the following:

                                                                         Years ended December 31,
                                                        ------------------------------------------------------
                                                             2003                 2002               2001
                                                         -------------       -------------      -------------

August celebration sales                                 $      17,451       $      18,024      $      16,058
Genealogy fee income                                            60,572              74,811            102,924
Interest income                                                  6,325              32,831             37,981
Miscellaneous income (expense)                                 260,338             208,526            313,846
Management fee income from a related party                      68,617             192,762            196,217
Stock penalties                                               (139,037)           (243,120)           (75,239)
                                                         -------------       -------------      -------------

                                                         $     274,266       $      283,834      $    591,787
                                                         =============       ==============      ============


NOTE 14 -- CONCENTRATION OF CUSTOMERS AND SUPPLIERS

No customers accounted for more than 10% of sales during the years ended December 31, 2003, 2002 and 2001. One vendor supplied approximately 42%, 45% and 55% of the products that the Company purchased for the years then ended.

 NOTE 15 -- QUARTERLY RESULTS (UNAUDITED)

Quarterly results for the years ended December 31, 2003 and 2002 are reflected below:

                                             FIRST          SECOND        THIRD(A)          FOURTH(B)            TOTAL
----------------------------------------------------------------------------------------------------------

2003
Revenue                                   $ 5,932,992   $  5,667,933    $  5,451,089      $   5,233,961      $     22,285,975
Operating income/(loss)                   $  (447,045)  $ (1,099,089)   $ (2,782,070)     $    (993,408)     $     (5,321,612)
Net income/(loss)                         $  (499,051   $ (1,243,482)   $ (2,917,517)     $    (990,979)     $     (5,651,029)
Net income/(loss) per share
   - basic and
diluted                                   $     (0.03)  $      (0.09)   $      (0.21)     $       (0.07)     $         (0.40)

2002

Revenue                                  $  7,105,704   $  6,755,115   $   6,450,650      $   5,882,277      $     26,193,747
Operating loss                           $    141,410   $      2,867   $  (2,960,149)     $    (702,129)     $    (3,518, 001)
Net loss                                 $    109,073   $     52,487   $  (2,971,264)     $    (687,683)     $     (3,497,387)
Net loss per share - basic and diluted   $       0.01   $       0.01   $       (0.23)     $       (0.05)     $          (0.27)


(a) Includes third quarter adjustments.

During the third quarter of 2002, we recorded an adjustment to decrease our net income by $3,100,000. The adjustment was to record an additional provision for unsaleable inventories.

During the third quarter of 2003, we recorded an adjustment to decrease net income by $2,200,000. The adjustment was to record the impaired fair market value of our old harvest building. (b) Includes fourth quarter adjustments.

During the fourth quarter of 2002, we recorded an adjustment that increased its net loss by $873,529. The adjustment was a charge to Write-down expense for the impairment of certain Property, Plant & Equipment.

During the fourth quarter of 2003, we recorded an adjustment to decrease net income by $544,233. The adjustment was to record additional provision for unsaleable inventories.