Form 10-Q
period 2004-03-31
CELL TECH INTERNATIONAL INC
filed 2004-05-17
CIK 1015194

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                               __________________

                                    FORM 10-Q

                                   (MARK ONE)

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM ____________ TO _________________

                           COMMISSION FILE NO. 0-21015

                      CELL TECH INTERNATIONAL INCORPORATED

             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

          Delaware                                                22-3345046
-------------------------------                               ----------------
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

                                 Yes |_|  No |X|.

As of April 30, 2004, the number of shares outstanding of the registrant's sole class of common stock, par value $0.01 per share was 13,974,087.

                                TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION.................................................1

   ITEM 1. FINANCIAL STATEMENTS................................................1
      Consolidated Balance Sheets..............................................1
      Consolidated Statements of Operations....................................2
      Consolidated Statements of Cash Flows....................................3
      Notes to Consolidated Financial Statements...............................4
   ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
      AND RESULTS OF OPERATIONS...............................................10
      Overview................................................................11
      Results of Operations...................................................12
      Three months ended March 31, 2004 compared with the three months ended March 31, 2003..................................................13
      Liquidity and Capital Resources.........................................14
      Cash Flows..............................................................15
      Recent Financial Accounting Standards Board Statements..................15
      Special Note Regarding Forward-Looking Statements.......................15
   ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.........16
   ITEM 4. CONTROLS AND PROCEDURES............................................16

PART II -- OTHER INFORMATION..................................................17

   ITEM 1. LEGAL PROCEEDINGS..................................................17
   ITEM 2. CHANGES IN SECURITIES..............................................18
   ITEM 3. DEFAULTS UPON SENIOR SECURITIES....................................18
   ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS................18
   ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K...................................18
   SIGNATURES.................................................................20

                      CELL TECH INTERNATIONAL INCORPORATED
                                AND SUBSIDIARIES

                                        1

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                           CONSOLIDATED BALANCE SHEETS

                                                                            March 31,     December 31,
                                                                               2004           2003
                                                                           -----------    -----------
                                                                           (Unaudited)
ASSETS

CURRENT ASSETS

   Receivables                                                             $   290,518    $   284,648
   Current portion of inventories                                            2,000,000      1,900,000
   Prepaid expenses                                                            391,005        565,450
                                                                           -----------    -----------

Total current assets                                                         2,681,523      2,750,098
                                                                           -----------    -----------

LONG-TERM INVENTORIES, net of current portion                                2,816,084      2,816,471
PROPERTY AND EQUIPMENT, net of accumulated depreciation                      2,055,305      2,460,237
IDLE PROPERTY AND EQUIPMENT, net                                               867,221        916,355
OTHER ASSETS                                                                   214,733        240,851
                                                                           -----------    -----------

Total assets                                                               $ 8,634,866    $ 9,184,012
                                                                           ===========    ===========

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES

   Bank overdraft                                                          $   400,505    $   481,496
   Accounts payable                                                            903,453        685,146
   Commissions payable                                                         815,771        878,258
   Accrued payroll and related liabilities                                     244,152        296,506
   Other accrued expenses                                                    1,307,735      1,287,659
   Current portion of long-term debt                                         2,088,474      2,074,229
   Related party payable                                                       884,419        746,747
                                                                           -----------    -----------

Total current liabilities                                                    6,644,509      6,450,040
                                                                           -----------    -----------

LONG-TERM LIABILITIES

   Long-term debt, net of current portion                                      370,725        507,855
                                                                           -----------    -----------

Total liabilities                                                            7,015,234      6,957,895
                                                                           -----------    -----------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY

   Series A convertible preferred stock - no par value; 4,175,000 shares
     authorized; none issued and outstanding in 2004 and 2003                       --             --
   Series B convertible preferred stock - no par value; 800,000 shares
     authorized; none issued and outstanding in 2004 and 2003                       --             --
   Undesignated preferred stock - no par value; 1,825,000 shares
     authorized; none issued and outstanding in 2004 and 2003                       --             --
   Common stock - $.01 par value; in 2004 and 2003, 50,000,000 shares
     authorized, 13,974,087 shares issued and outstanding                      139,741        139,741
   Additional paid-in capital                                                2,891,224      2,891,224
   Retained earnings                                                        (1,411,333       (804,849
                                                                           -----------    -----------

Total shareholders' equity                                                   1,619,632      2,226,116
                                                                           -----------    -----------

Total liabilities and shareholders' equity                                 $ 8,634,866    $ 9,184,012
                                                                           ===========    ===========

          See accompanying notes to consolidated financial statements.

                      CELL TECH INTERNATIONAL INCORPORATED
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                         For the Three Months Ended
                                                                  March 31,
                                                        ----------------------------
                                                            2004             2003
                                                        ------------    ------------
                                                        (Unaudited)      (Unaudited)
REVENUE                                                 $  5,267,054    $  5,932,992

COST OF SALES                                              1,400,336       1,866,416
                                                        ------------    ------------

GROSS PROFIT                                               3,866,718       4,066,675

COMMISSIONS                                                2,178,196       2,535,435
                                                        ------------    ------------

GROSS PROFIT AFTER COMMISSIONS                             1,688,522       1,531,141

SHIPPING AND HANDLING EXPENSES                               346,498         383,450

SELLING EXPENSES                                             980,302       1,110,037

RESEARCH AND DEVELOPMENT                                      39,168          59,559

GENERAL AND ADMINISTRATIVE                                   863,136         478,888
                                                        ------------    ------------

LOSS FROM OPERATIONS                                        (540,582)       (500,793)

OTHER INCOME (EXPENSE)                                        16,839         166,469

INTEREST EXPENSE                                             (82,741)       (164,727)
                                                        ------------    ------------

NET LOSS                                                    (606,484)       (499,051)
                                                        ------------    ------------

BASIC AND DILUTED LOSS PER SHARE
                                                        $      (0.04)   $      (0.04)
                                                        ============    ============

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING

   USED TO CALCULATE BASIC AND DILUTED LOSS PER SHARE     14,246,980      13,665,771
                                                        ============    ============

          See accompanying notes to consolidated financial statements.

                      CELL TECH INTERNATIONAL INCORPORATED
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                     (Unaudited)
                                                                               For the Three Months Ended
                                                                                      March 31,
                                                                               -----------------------
                                                                                 2004          2003
                                                                               ---------     ---------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net (loss)                                                                  $(606,484)    $(499,051)
   Adjustments to reconcile net income (loss) to cash
     provided by operating activities:
     Depreciation and amortization                                               496,370      264,882
     Loss on sale of fixed assets                                                (12,492)      53,787
     Changes in assets and liabilities:
       Receivables                                                                (5,870)      46,544
       Inventories                                                               (99,613)     173,179
       Prepaid expenses                                                          174,445      187,655
       Other assets                                                               26,118      107,963
       Accounts payable                                                          218,307        2,190
       Commissions payable                                                       (62,487)      26,997
       Accrued payroll and payroll related liabilities                           (52,354)     (52,035)
       Other accrued expenses                                                     20,076     (139,151)
                                                                               ---------     ---------

Net cash provided by operating activities                                         96,016      172,960
                                                                               ---------     ---------

CASH FLOWS FROM INVESTING ACTIVITIES

   Purchase of property and equipment                                            (43,546)     (81,134)
   Proceeds from sale of equipment                                                13,734       55,677
                                                                               ---------     ---------

Net cash used for investing activities                                           (29,812)     (25,457)
                                                                               ---------     ---------

CASH FLOWS FROM FINANCING ACTIVITIES

   Bank overdraft                                                                (80,991)     209,059)
   Net payments on long-term debt                                               (122,885)    (423,662)
   Net proceeds from (payments for) related party debt                           137,672       67,100
                                                                               ---------     ---------

Net cash used for financing activities                                           (66,204)    (147,503)
                                                                               ---------     ---------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                  --           --

CASH AND CASH EQUIVALENTS, beginning of year                                          --           --
                                                                               ---------     ---------

CASH AND CASH EQUIVALENTS, end of year                                         $      --    $      --
                                                                               =========    =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION Cash paid during the period for:

     Interest                                                                  $  82,741    $ 164,727
                                                                               =========    =========

          See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

BUSINESS

Cell Tech International Incorporated ("Cell Tech" or "we" "us" "our") and The New Algae Company, Inc. ("NAC"), collectively the "Company," are engaged in producing and marketing food supplement and personal care products made with blue-green algae harvested from Klamath Lake, Oregon. We use a multi-level marketing network throughout the United States, the District of Columbia, Guam, Puerto Rico, American Samoa, the Virgin Islands and Canada to distribute our products.

PRESENTATION OF INTERIM INFORMATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of our management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, considered necessary for a fair statement of our financial information as of and for the periods presented. The consolidated results of operations of any interim period are not necessarily indicative of the consolidated results of operations we expect for the fiscal year. For further information, refer to the consolidated financial statements and accompanying footnotes included in our annual report on Form 10-K/A for the year ended December 31, 2003.

GOING CONCERN

During 2002, we were able to obtain new financing that allowed us to repay the borrowings under the former line of credit. As of March 31, 2004 we are in compliance with the loan covenants under the new loan agreement. Additionally, management has introduced several new products and advertising campaigns in order to increase revenues and reverse the trend of net losses in the first three months of 2004 and prior years. Although management believes that it has made progress during the first three months of 2004 on issues affecting our ability to continue as a going concern, we have experienced recurring net losses and have negative working capital at March 31, 2004. These conditions give rise to substantial doubt about our ability to continue as a going concern. In their report on our financial statements for the year ended December 31, 2003, our independent certified public accountants included an explanatory paragraph expressing substantial doubt about the company's ability to continue as a going concern.

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

NOTE 1 - SUMMARY OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES
(CONTINUED)

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

ACCOUNTING FOR STOCK OPTIONS

We have adopted the intrinsic value method of accounting for employee stock options as permitted by Statement of Financial Accounting Standards No. 123, "Accounting for Stock-based Compensation" (SFAS No. 123) and as amended by SFAS No. 148. We disclose the pro forma effect on loss and loss per share as if we had applied the fair value based method. For equity instruments, including stock options issued to non-employees, the fair value of the equity instruments or the fair value of the consideration received, whichever is more readily determinable, is used to determine the value of services or goods received and the corresponding charge to operations.

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

NOTE 2 - INVENTORIES

Inventories consist of the following:

                                                        March 31,      December 31,
                                                          2004            2003
                                                       -----------     -----------
Work in progress                                       $ 6,522,186     $ 6,857,108
Finished goods                                             491,805         418,999
Sales aids                                                  15,930           5,904
                                                       -----------     -----------

                                                         7,029,921       7,282,011
Less reserve for potentially unsaleable inventories     (2,213,837)     (2,565,540)
                                                       -----------     -----------

                                                         4,816,084       4,716,471
Less current portion                                    (2,000,000)     (1,900,000)
                                                       -----------     -----------

                                                       $ 2,816,084     $ 2,816,471
                                                       ===========     ===========

Certain of our inventory are marketable only to the agricultural market. Sales in this market have been less than anticipated and management has recognized that an impairment of inventory may exist. The Company has established reserves of $2,213,837 and $2,565,540 at March 31, 2004 and December 31, 2003,
respectively.

NOTE 3 - EARNINGS PER SHARE COMPUTATION

The computations of the weighted-average common shares used in the computation of basic and diluted net loss per share is based on 14,246,980 and 13,665,771 shares for the three months ended March 31, 2004 and 2003, respectively. Potential dilutive securities were not included in the EPS calculation since their effect would be antidilutive. Potential dilutive securities consisted of outstanding stock options and convertible preferred stock and common stock purchase warrants.

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

In December 2003, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 104 (SAB N0. 104). "Revenue Recognition," which codifies, revises and rescinds certain section of SAB No. 101, "Revenue Recognition," in order to make this interpretive guidance consistent with current authoritative accounting and auditing guidance and SEC rules and regulations. The changes noted in SAB No. 104 did not have a material effect on the Company's results of operations, financial position or cash flows.

NOTE 5 - LONG-TERM DEBT

In September 2002, La Jolla Loans, Inc. ("La Jolla Loans") purchased and took an assignment of our financing facility with Coast Business Credit. At the same time, we entered into a Forbearance and Extension Agreement with La Jolla Loans. Under the terms of the forbearance agreement, La Jolla Loans would not declare a default until June 30, 2003, when the entire principal would be due. La Jolla Loans extended the forbearance period to June 30, 2004 by our payment of a $75,000 renewal fee. Interest of $23,023 at an effective rate of 14% is payable monthly along with additional monthly impound payments of approximately $65,000. La Jolla Loans will defer the difference between the minimum interest payment of $45,000 under the agreement with Coast Business Credit and the $24,500 minimum interest payments under the forbearance agreement for the forbearance period. If we fully perform under the terms and conditions of the forbearance agreement and no default occurs during the forbearance period, La Jolla Loans will release us from any obligation to pay that portion of the minimum monthly interest payments in excess of $23,023. The outstanding principal balance at March 31, 2004 was $1,562,164. The Company is in compliance with all loan covenants as of March 31, 2004.

Additionally we have reached an agreement with La Jolla Loans to extend the forbearance period one more year to June 30, 2005.

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

LITIGATION

On January 16, 2001, we filed an action against Glenn Foods in the Circuit Court of Klamath County alleging, among other things, that Glenn Foods breached an agreement with us for the manufacture of our SBG Square Meal Bars and BG Bites by failing to produce our products according to our specifications, refusing to turn over our formula, and failing to refund our money. We were seeking monetary damages of approximately $226,345 for all causes specified in our complaint. The matter was settled in February 2004 resulting in the defendant paying us $80,000 for damages.

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

On February 19, 2002, Daryl Kollman, one of our principal shareholders, filed two separate Notices of Claim of Lien upon Chattels against us, NAC and Marta Carpenter and others, in Klamath County, Oregon. Mr. Kollman alleges, among other things, that we owe him approximately $705,693 in past due rent. Mr. Kollman also claims that we owe Klamath Cold Storage, Inc. ("KCS"), a company owned by Mr. Kollman and Marta Carpenter, approximately $717,900 in past due rent. Mr. Kollman asserts that we are not entitled to remove our personal property from the real property owned by him, Marta Carpenter and KCS and seeks to subject our property to foreclosure proceedings. We intend to vigorously defend against these liens. We cannot predict the amount of loss, if any, that could result from these liens, but do not believe that an unfavorable outcome would have a material adverse impact upon our financial condition, cash flow, or results of operations.

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

On October 7, 2002, Daryl Kollman filed a lawsuit against us, certain of our officers, directors and counsel in the Circuit Court for the State of Oregon for Klamath County (Case No. 02-03774CV). The complaint makes a number of individual and derivative claims. Mr. Kollman makes two claims against us. First, Mr. Kollman alleges that we breached an agreement to register our stock for public sale and seeks damages of an amount he must prove at trial, but not less than $9,282,000. Second, Mr. Kollman claims that we conspired with Marta C. Carpenter (formerly known as Marta C. Kollman), a principal stockholder and our President, Chief Executive Officer and one of our directors; Donald P. Hateley, our Chairman of the Board of Directors; and others to prevent the registration of Mr. Kollman's stock and to cause other financial injury to him. As a result, Mr. Kollman seeks no less than $32,931,976 against the defendants. Mr. Kollman also seeks millions of dollars in damages on his own behalf and on behalf of us against Marta Carpenter, Mr. Hateley and others based on a variety of legal theories. We intend to vigorously defend the direct claims asserted in this lawsuit, and we have filed a motion to disqualify Mr. Kollman as a proper plaintiff for the derivative claims, which motion is currently pending. We cannot predict the amount of loss, if any, which could result from this lawsuit and an unfavorable outcome could have a material adverse impact upon our financial condition, cash flow, or results of operations.

All of the Kollman claims have been consolidated for a trial date that is currently scheduled for July, 2004.

On March 27, 2002, the Nature Conservancy filed an action against us in the Circuit Court for the State of Oregon for Klamath County, alleging, among other things, that our wholly owned subsidiary, The New Earth Company, was in default on a promissory note and a trust deed. The Nature Conservancy was seeking $375,000, the principal amount due under the promissory note, plus interest and certain leasehold rights. We had previously recorded the net present value of the promissory note, which had a balance of $313,790 and had been included in the current portion of long-term debt in the December 31, 2002 consolidated balance sheet. The parties signed a settlement agreement and the court action was dismissed during the first quarter of 2003. The net effect of this was an increase to net income of $161,956.

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

COVENANTS RELATED TO THE PRIVATE PLACEMENT TO ZUBAIR KAZI

In connection with the sale of common shares to a private investor, Zubair Kazi, in 1999, we agreed to issue common stock and warrants to purchase common stock to Mr. Kazi if the consolidated stockholders' equity was less than $20,000,000 at December 31, 1999. As a result, penalty shares have accrued and we issued 3,333,192 shares of common stock to Mr. Kazi during the second quarter of 2003 and we converted the associated accrued liability of $624,860 to equity. Warrants to purchase an additional 3,333,192 shares of common stock were also due to Mr. Kazi on March 31, 2003. During the first quarter of 2004, an additional liability was recognized under the agreement in the amount of $36,935 related to the issuance of these shares and warrants, based on the fair value of the securities and has been accounted for in the financial statements. Additionally, we were to register the shares originally sold to Mr. Kazi for resale within 120 days of the sale. We have accrued and will continue to accrue additional penalties until the shares are registered. The accrued liability at March 31, 2004 was $119,472 and 634,035 shares and 634,035 warrants are issuable to Mr. Kazi. We are also obligated to issue additional securities to Mr. Kazi upon the effective date of our next registration statement.

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

The following factors, among others, could cause actual results to differ from those indicated in the forward-looking statements:

      o management's plans, objectives and budgets for its future operations and future economic performance;
      o     capital budget and future capital requirements;
      o     meeting future capital needs;
      o     realization of any deferred tax assets;
      o     the level of future expenditures;
      o     impact of recent accounting pronouncements;
      o     the outcome of regulatory and litigation matters; and
      o the assumptions described in this report underlying such forward-looking statements. Actual results and developments may materially differ from those expressed in or implied by such statements due to a number of factors, including:
      o     those described in the context of such forward-looking statements;
      o     future product development and manufacturing costs;
      o     changes in our incentive plans;
      o     timely development and acceptance of new products;
      o     the markets of our domestic and international operations;
      o     the impact of competitive products and pricing;
      o the political, social and economic climate in which we conduct operations; and
      o the risk factors described in other documents and reports filed with the Securities and Exchange Commission, including our Annual Report on Form 10-K and Form 10-K/A for the year ended December 31, 2003.

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

During 2002, we were able to obtain new financing that allowed us to repay the borrowings under the former line of credit. As of March 31, 2004 we are in compliance with the loan covenants under the new loan agreement. Additionally, management has introduced several new products and advertising campaigns in order to increase revenues and reverse the trend of net losses in the first three months of 2004 and prior years. Although management believes that it has made progress during the first three months of 2004 on issues affecting our ability to continue as a going concern, we have experienced recurring net losses and have negative working capital at March 31, 2004. These conditions give rise to substantial doubt about our ability to continue as a going concern. In their report on our financial statements for the year ended December 31, 2003, our independent certified public accountants included an explanatory paragraph expressing substantial doubt about the company's ability to continue as a going concern.

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

We intend the following discussion to assist in the understanding of our financial position and our results of operations for the three months ended March 31, 2004 compared to the same period in 2002. You should refer to the Consolidated Financial Statements and related Notes in conjunction with this discussion. Unless stated otherwise, all financial information presented below, throughout this report and in the Consolidated Financial Statements and related Notes includes Cell Tech and NAC on a consolidated basis.

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

CRITICAL ACCOUNTING POLICIES

INVENTORY VALUATION

We have a significant investment in algae inventory. Our sole source of blue-green algae is Klamath Lake. Algae grow naturally in Klamath Lake and, like any plant, are subject to variation due to environmental conditions. The volumes of annual harvests vary depending on weather and precipitation conditions. As a result, we carry additional supplies of inventory to sustain operations through low yield harvest years. In addition, we regularly review the amount of blue-green algae on hand and evaluate the likelihood that we will be able to realize the value of our inventory. If we determine that we will not realize all or a portion of our inventory value, adjustments are made to the carrying value through a valuation allowance. The decision to write down a portion of the carrying value of inventory could have a significant adverse effect on our operating results.

IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS

We record impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows we estimate to generate by those assets are less than the carrying amount of those items. We base our cash flow estimates on historical results adjusted to reflect our best estimate of future market and operating conditions. We reduce the net carrying value of assets not recoverable to fair value. Our estimates of fair value represent our best estimate based on industry trends and reference to market rates and transactions. During 2003 we recorded impairment expenses for various assets designated as held for sale. We have not recorded any impairment expense in 2004.

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

RESULTS OF OPERATIONS

The following table summarizes our unaudited operating results as a percentage of net sales for each of the periods indicated.

                                                       Three Months Ended March 31,
                                                       ----------------------------
                                                           2004          2003
                                                          ------        ------
REVENUE                                                    100.0%        100.0%
COST OF SALES                                               26.6          31.5
                                                          ------        ------
GROSS PROFIT                                                73.4          68.5
COMMISSIONS                                                 41.4          42.7
                                                          ------        ------
SELLING PROFIT                                              32.0          25.8
SHIPPING AND HANDLING EXPENSES                               6.6           6.5
SELLING EXPENSES                                            18.6          18.7
RESEARCH AND DEVELOPMENT                                     0.7           1.0
GENERAL AND ADMINISTRATIVE                                  16.4           8.1
                                                          ------        ------
OPERATING INCOME (LOSS)                                    (10.3)         (8.4)
OTHER INCOME                                                 0.3           2.8
INTEREST EXPENSE                                            (1.6)         (2.8)
                                                          ------        ------
NET (LOSS)                                                 (11.5)         (8.4)
                                                          ------        ------

THREE MONTHS ENDED MARCH 31, 2004 COMPARED WITH THE THREE MONTHS ENDED MARCH 31, 2003

Net sales for the three months ended March 31, 2004 were $5,267,054, a decrease of $665,938 or 11% from net sales of $5,932,992 for the three months ended March 31, 2003. The decrease in sales is directly related to a 14% decrease in orders for the same period. Average order size increased to $125 from $123 over the same period. The total number of Business Associates and Preferred Customers for the three months ended March 31, 2004 decreased to an average of 32,510, which was 14% lower than the average of 37,809 Business Associates and Preferred Customers for the three months ended March 31, 2003. Sales of our products are made through a multi-level marketing network of Business Associates. Sales are positively linked with the total of Business Associates and their customers.

Gross profit represents net sales less the cost of goods sold, which includes the cost of harvesting blue-green algae from Klamath Lake, the cost of other materials, direct labor expenses, an allocation of overhead costs, amortization, and depreciation. Gross profit increased to 73.4% of net sales during the three months ended March 31, 2004 from 68.5% of net sales during the same period in 2003. This increase was due to our efforts to reduce operating costs and to eliminate nonproductive assets from overhead costs.

Gross profit after commissions represents gross profit less commission expense. Commissions expense for the three months ended March 31, 2004 and 2003 was $2,178,196 and $2,535,435, respectively, a decrease of $357,239 or 14%. We are a multi-level marketing organization. Business Associates make up our sales force. Business Associates buy algae products for their own consumption plus they actively recruit other Business Associates and Preferred Customers into our network. Business Associates are paid commissions based upon their personal sales volumes and the sales of Business Associates beneath them in their network. Commission expense as a percentage of sales was 41.4% and 42.7% during the three months ended March 31, 2004 and 2003, respectively. The decrease in the expense as a percentage of sales is due to the implementation of various revisions to the commission system during 2003.

Operating expenses include shipping and handling expenses, selling expenses, research and development expenses and general and administrative expenses. In total, operating expenses increased $197,170 or 10% to $2,229,104 for the three months ended March 31, 2004 from $2,031,934 for the three months ended March 31, 2003. The components of operating expenses are discussed below.

      o Shipping and handling expenses include purchasing and receiving. Shipping and handling expenses decreased $36,952 or 10%, to $346,498 in 2004 from $383,450 in 2003. The decrease was due to a decrease in freight expense in 2004 corresponding with the decreased shipments and orders. Shipping and handling expenses as a percent of net sales increased to 6.6% for the three months ended March 31, 2004 from 6.5% for the three months ended March 31, 2003.

      o Selling expenses includes order operator and distributor services expenses, marketing and promotion expenses, and the expenses of the Office of the President and CEO. Selling expenses decreased $129,735 between 2004 and 2003 to $980,302 from $1,110,037. This decrease was primarily due to an decreases in costs associated with promotional gift certificates of $53,000, consulting fees of $20,000, payroll expense of $15,000 and insurance for product liability of $14,000. Selling expenses as a percent of net sales were 18.6% for the three months ended March 31, 2004 and 18.7% of sales for the three months ended March 31, 2003.

      o Research and development expenses decreased 34% to $39,168 in 2004 from $59,559 in 2003, which constituted 0.7% and 1.0% of net sales, respectively. The decrease related to a decrease in laboratory testing and depreciation.

      o General and administrative expenses increased by $384,248 between 2004 and 2003 to $863,136 from $478,888. For the three months ended March 31, 2004, general and administrative expenses averaged 16.4% of sales while they were 8.1% of sales for the three months ended March 31, 2003. The increase between 2004 and 2003 is primarily attributable to increases in legal fees of $95,000 and of $300,000 in amortization of leasehold improvements relating to rented properties being abandoned that have been used for shipping, selling and administrative operations.

Other income decreased to $16,839 for the three months ended March 31, 2004 from $166,469 of income for the three months ended March 31, 2003 primarily due to the one time recognition of income of $162,000 as a result of the settlement agreement with Nature Conservancy in 2003.

Net interest expense decreased to $82,741 for the three months ended March 31, 2004 from $164,727 for the three months ended March 31, 2003. This increase was due primarily to reductions in principal balances owed to La Jolla Loan, Inc. and Oregon Freeze Dry, Inc. in the combined amount of $1,119,000. Net Interest expense represented 1.6% and 2.8% of sales for each of the three months ended March 31, 2004 and 2003, respectively.

Net income decreased by $107,433 resulting in a loss of $606,484 for the three months ended March 31, 2004 from a net loss of $499,051 for the comparable period in 2003. As a percentage of net sales, net income decreased by 3.1% for the three months ended March 31, 2004 resulting in a net loss of 11.5% from net income of 8.4% for the comparable period in 2003. The decrease was due to the decrease in net sales and by the increase in amortization of leasehold improvements of $300,000.

LIQUIDITY AND CAPITAL RESOURCES

We had net losses of $5,651,029, $3,497,387 and $5,015,350 for the years ended December 31, 2003, 2002 and 2001, respectively and had a working capital deficit of $3,699,942 and $4,282,898 at December 31, 2003 and 2002, respectively. As a result, our independent certified public accountants have included in our annual report an explanatory paragraph covering those periods, which expresses substantial doubt about our ability to continue as a going concern.

Working capital deficit at March 31, 2004 amounted to $3,962,986, which represents a decrease in working capital of $263,044 from a working capital deficit of $3,699,942 as of December 31, 2003. At March 31, 2004, we had a bank overdraft of $400,505 versus a bank overdraft of $481,496 as of December 31, 2003.

In September 2002, the Company's financing facility with the financial institution was purchased by and assigned to La Jolla Loans, Inc ("La Jolla Loans"). In connection with this transaction, the financial institution's security interest in real and personal property and all associated security and loan documents were assigned to La Jolla Loans. At the same time, the Company entered into a Forbearance and Extension Agreement with La Jolla Loans. Under the terms of the forbearance agreement, La Jolla Loans would not declare a default until June 30, 2003, when the entire principal would be due. The forbearance period was extended to June 30, 2004 by the Company's payment of a $75,000 renewal fee in June 2003. Interest of $18,225 at an effective rate of 14% is payable monthly along with additional monthly impound payments of approximately $19,000 to be used to pay insurance, property taxes and lease payments on collateralized property during the forbearance period. La Jolla Loans has also agreed to defer, during the forbearance period, the difference between the minimum interest payment of $45,000 under the agreement with Coast Business Credit and the $24,500 minimum interest payments under the forbearance agreement. If the Company fully performs under the terms and conditions of the forbearance agreement and no default occurs during the forbearance period, La Jolla Loans will release the Company from any obligation to pay minimum monthly interest payments in excess of $24,500. The outstanding principal balance at March 31, 2004 is $1,562,164. The Company is in compliance with all loan covenants as of March 31, 2004.

La Jolla Loan has agreed further extend the loan at June 30, 2004 upon payment of approximately $100,000 in fees and associated expenses.

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

CASH FLOWS

Net cash flows provided by operating activities for the three months ended March 31, 2004 amounted to $96,016 compared to cash flows provided by operations of $172,960 for the three months ended March 31, 2003. The decrease in cash flows generated by operations is primarily due to a $107,433 decrease in net income between the three months ended March 31, 2004 and 2003 and changes in current assets and liabilities.

Cash flows used in investing activities for the three months ended March 31, 2004 was $29,812, representing an increase of $4,355 from net cash used for investing activities of $25,457 for the three months ended March 31, 2003.

Net cash flows used for financing activities was $66,204 for the three months ended March 31, 2004 versus net cash used for financing activities of $147,503 during the same period in 2003. This change is principally due to an $80,991 improvement in our bank overdraft position during the three months ended March 31, 2004 versus deterioration in our bank overdraft position of $209,059 during the three months ended March 31, 2003. Payments on long term debt were substantially less in 2004 due to the legal settlement with The Nature Conservancy during 2003.

RECENT FINANCIAL ACCOUNTING STANDARDS BOARD STATEMENTS

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

In December 2003, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 104 (SAB N0. 104). "Revenue Recognition," which codifies, revises and rescinds certain section of SAB No. 101, "Revenue Recognition," in order to make this interpretive guidance consistent with current authoritative accounting and auditing guidance and SEC rules and regulations. The changes noted in SAB No. 104 did not have a material effect on the Company's results of operations, financial position or cash flows.

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

                          PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On January 16, 2001, we filed an action against Glenn Foods in the Circuit Court of Klamath County alleging, among other things, that Glenn Foods breached an agreement with us for the manufacture of our SBG Square Meal Bars and BG Bites by failing to produce our products according to our specifications, refusing to turn over our formula, and failing to refund our money. We were seeking monetary damages of approximately $226,345 for all causes specified in our complaint. The matter was settled in February 2004 resulting in the defendant paying us $80,000 for damages.

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

On February 19, 2002, Daryl Kollman, one of our principal shareholders, filed two separate Notices of Claim of Lien upon Chattels against us, NAC and Marta Carpenter and others, in Klamath County, Oregon. Mr. Kollman alleges, among other things, that we owe him approximately $705,693 in past due rent. Mr. Kollman also claims that we owe Klamath Cold Storage, Inc. ("KCS"), a company owned by Mr. Kollman and Marta Carpenter, approximately $717,900 in past due rent. Mr. Kollman asserts that we are not entitled to remove our personal property from the real property owned by him, Marta Carpenter and KCS and seeks to subject our property to foreclosure proceedings. We intend to vigorously defend against these liens. We cannot predict the amount of loss, if any, that could result from these liens, but do not believe that an unfavorable outcome would have a material adverse impact upon our financial condition, cash flow, or results of operations.

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

On October 7, 2002, Daryl Kollman filed a lawsuit against us, certain of our officers, directors and counsel in the Circuit Court for the State of Oregon for Klamath County (Case No. 02-03774CV). The complaint makes a number of individual and derivative claims. Mr. Kollman makes two claims against us. First, Mr. Kollman alleges that we breached an agreement to register our stock for public sale and seeks damages of an amount he must prove at trial, but not less than $9,282,000. Second, Mr. Kollman claims that we conspired with Marta C. Carpenter (formerly known as Marta C. Kollman), a principal stockholder and our President, Chief Executive Officer and one of our directors; Donald P. Hateley, our Chairman of the Board of Directors; and others to prevent the registration of Mr. Kollman's stock and to cause other financial injury to him. As a result, Mr. Kollman seeks no less than $32,931,976 against the defendants. Mr. Kollman also seeks millions of dollars in damages on his own behalf and on behalf of us against Marta Carpenter, Mr. Hateley and others based on a variety of legal theories. We intend to vigorously defend the direct claims asserted in this lawsuit, and we have filed a motion to disqualify Mr. Kollman as a proper plaintiff for the derivative claims, which motion is currently pending. We cannot predict the amount of loss, if any, which could result from this lawsuit and an unfavorable outcome could have a material adverse impact upon our financial condition, cash flow, or results of operations.

All of the Kollman claims have been consolidated for a trial date that is currently scheduled for July, 2004.

On March 27, 2002, the Nature Conservancy filed an action against us in the Circuit Court for the State of Oregon for Klamath County, alleging, among other things, that our wholly owned subsidiary, The New Earth Company, was in default on a promissory note and a trust deed. The Nature Conservancy was seeking $375,000, the principal amount due under the promissory note, plus interest and certain leasehold rights. We had previously recorded the net present value of the promissory note, which had a balance of $313,790 and had been included in the current portion of long-term debt in the December 31, 2002 consolidated balance sheet. The parties signed a settlement agreement and the court action was dismissed during the first quarter of 2003. The net effect of this was an increase to net income of $161,956.

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

3.4 Amended and Restated Bylaws incorporated by reference to the Registration Statement on Form SB-2 dated June 21, 1996.

31.1          Certification.

32.1 Certificate of Marta C. Carpenter pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Current Reports on Form 8-K. We did not file any currents reports on Form 8-K during the quarter ended March 31, 2004.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        CELL TECH INTERNATIONAL INCORPORATED


May 15, 2004                            /s/ Marta C. Carpenter
                                        ----------------------------------------
                                        Marta C. Carpenter
                                        President and Chief Executive Officer