Form 10-Q
period 2004-06-30
CELL TECH INTERNATIONAL INC
filed 2004-08-23
CIK 1015194

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED: JUNE 30, 2004
                                       or

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

                                 Yes [ ] No [X]

As of July 31, 2004, the number of shares outstanding of the registrant's sole class of common stock, par value $0.01 per share was 13,974,087.

                                TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION....................................................................................1
     ITEM 1.  FINANCIAL STATEMENTS................................................................................1
         Consolidated Balance Sheets..............................................................................1
         Consolidated Statements of Operations....................................................................2
         Consolidated Statements of Cash Flows....................................................................2
         Notes to Consolidated Financial Statements...............................................................4
         Commissions..............................................................................................5
     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS................9
         Overview................................................................................................10
         Commissions.............................................................................................11
         Results of Operations...................................................................................12
         Three months ended June 30, 2004 compared with the three months ended June 30, 2003.....................12
         Six months ended June 30, 2004 compared with the six months ended June 30, 2003.........................14
         Liquidity and Capital Resources.........................................................................15
         Cash Flows..............................................................................................16
         Recent Financial Accounting Standards Board Statements..................................................16
         Special Note Regarding Forward-Looking Statements.......................................................16
     ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK..........................................17
     ITEM 4. CONTROLS AND PROCEDURES.............................................................................17
PART II -- OTHER INFORMATION.....................................................................................18
     ITEM 1. LEGAL PROCEEDINGS...................................................................................18
     ITEM 2. CHANGES IN SECURITIES...............................................................................19
     ITEM 3. DEFAULTS UPON SENIOR SECURITIES.....................................................................19
     ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.................................................19
     ITEM 5. OTHER INFORMATION...................................................................................19
     ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K....................................................................19
     SIGNATURES..................................................................................................20
CERTIFICATION PURSUANT TO SECTION 302 (A) OF THE SARBANES-OXLEY ACT OF 2002......................................21
CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED PURSUANT TO SECTION 906 OF THE
SARBANES-OXLEY ACT OF 2002.......................................................................................22

                      CELL TECH INTERNATIONAL INCORPORATED
                                AND SUBSIDIARIES

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                           CONSOLIDATED BALANCE SHEETS

                                                                              June 30,        December 31,
                                                                                2004             2003
                                                                             -----------      -----------
                                                                             (Unaudited)
ASSETS

Current assets
   Receivables                                                               $   203,773      $   284,648
   Current portion of inventories                                              1,900,000        1,900,000
   Prepaid expenses                                                              253,097          565,450
                                                                             -----------      -----------

Total current assets                                                           2,356,870        2,750,098
                                                                             -----------      -----------

Long-term inventories, net of current portion                                  2,658,969        2,816,471
Property and equipment, net of accumulated depreciation                        1,723,613        2,460,237
Property and equipment idle, net                                                 791,131          916,355
Other assets                                                                     197,879          240,851
                                                                             -----------      -----------

TOTAL ASSETS                                                                 $ 7,728,462      $ 9,184,012
                                                                             ===========      ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
   Bank overdraft                                                            $   592,898      $   481,496
   Accounts payable                                                            1,441,898          685,146
   Commissions payable                                                           761,138          878,258
   Accrued payroll and related liabilities                                       296,866          296,506
   Other accrued expenses                                                      1,240,637        1,287,659
   Current portion of long-term debt                                           2,103,400        2,074,229
   Related party payable                                                         965,799          746,747
                                                                             -----------      -----------

Total current liabilities                                                      7,402,636        6,450,040
                                                                             -----------      -----------

Long-term liabilities
   Long-term debt, net of current portion                                        229,604          507,855
                                                                             -----------      -----------

TOTAL LIABILITIES                                                              7,632,240        6,957,895
                                                                             -----------      -----------

Stockholders' equity
   Series A convertible preferred stock - no par value; 4,175,000 shares
     authorized; none issued and outstanding in 2004 and 2003                         --               --
   Series B convertible preferred stock - no par value; 800,000 shares
     authorized; none issued and outstanding in 2004 and 2003                         --               --
   Undesignated preferred stock - no par value; 1,825,000 shares
     authorized; none issued and outstanding in 2004 and 2003                         --               --
   Common stock - $.01 par value; in 2004 and 2003, 50,000,000 shares
     authorized, 13,974,087 shares issued and outstanding                        139,741          139,741
   Additional paid-in capital                                                  2,891,224        2,891,224
   Accumulated Deficit                                                        (2,934,743)        (804,849)
                                                                             -----------      -----------

TOTAL STOCKHOLDERS' EQUITY                                                        96,222        2,226,116
                                                                             -----------      -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                   $ 7,728,462      $ 9,184,012
                                                                             ===========      ===========


          See accompanying notes to consolidated financial statements.

                      CELL TECH INTERNATIONAL INCORPORATED
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                         For the Six Months Ended           For the Three Months Ended
                                                 June 30,                            June 30,
                                      ------------------------------      ------------------------------
                                          2004              2003             2004               2003
                                      ------------      ------------      ------------      ------------
                                       (Unaudited)       (Unaudited)       (Unaudited)       (Unaudited)
REVENUE                               $ 10,127,805      $ 11,600,925      $  4,860,751      $  5,667,933

COST OF SALES                            2,868,991         3,628,427         1,468,655         1,762,165
                                      ------------      ------------      ------------      ------------

GROSS PROFIT                             7,258,814         7,972,498         3,392,096         3,905,768

COMMISSIONS                              4,223,228         4,896,457         2,045,032         2,361,022
                                      ------------      ------------      ------------      ------------

GROSS PROFIT AFTER COMMISSIONS           3,035,586         3,076,041         1,347,064         1,544,746

SHIPPING AND HANDLING EXPENSES             729,765           747,012           383,267           363,408

SELLING EXPENSES                         1,823,724         2,182,396           843,422         1,072,359

RESEARCH AND DEVELOPMENT                    74,331           105,724            35,162            46,165

GENERAL AND ADMINISTRATIVE               2,339,470         1,112,159         1,476,334           633,271

ASSET WRITE-DOWN                                --           528,632                --           528,632
                                      ------------      ------------      ------------      ------------

OPERATING LOSS                          (1,931,704)       (1,599,882)       (1,391,121)       (1,099,089)

OTHER INCOME                               (35,373)          133,386           (52,215)          (33,083)

INTEREST EXPENSE                          (162,817)         (276,037)          (80,076)         (111,310)
                                      ------------      ------------      ------------      ------------

NET LOSS                              $ (2,129,894)     $ (1,742,533)     $ (1,523,412)     $ (1,243,482)
                                      ============      ============      ============      ============

BASIC AND DILUTED LOSS
PER SHARE                             $      (0.15)     $      (0.13)     $      (0.11)     $      (0.09)
                                      ============      ============      ============      ============

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING
USED TO CALCULATE BASIC AND
DILUTED LOSS PER SHARE                  14,409,426        13,790,519        14,409,426        13,790,519
                                      ============      ============      ============      ============

          See accompanying notes to consolidated financial statements.

                      CELL TECH INTERNATIONAL INCORPORATED
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                   For the Six Months Ended
                                                                                          June 30,
                                                                                 ----------------------------
                                                                                     2004            2003
                                                                                 -----------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                                                      $(2,129,894)     $(1,742,533)
   Adjustments to reconcile net loss to cash
     provided by operating activities:
      Depreciation and amortization                                                  926,086          519,966
      Impairment of fixed assets and intangibles                                          --          528,632
     (Gain) or Loss on sale of fixed assets                                           (7,528)          90,498
     Changes in assets and liabilities:
       Receivables                                                                    80,875          182,872
       Inventories                                                                   157,502          528,453
       Prepaid expenses                                                              312,353          297,265
       Other assets                                                                   42,972          186,451
       Accounts payable                                                              756,752          167,009
       Commissions payable                                                          (117,120)         (70,780)
       Accrued payroll and payroll related liabilities                                   360           47,378
       Other accrued expenses                                                        (47,022)        (368,484)
                                                                                 -----------      -----------

Net cash provided by (used in) operating activities                                  (24,664)         366,727
                                                                                 -----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of property and equipment                                                (70,185)         (64,724)
   Proceeds from disposals of equipment                                               42,734           75,116
   Additions to construction in progress                                             (29,259)         (50,028)
                                                                                 -----------      -----------

Net cash used for investing activities                                               (56,710)         (39,636)
                                                                                 -----------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES
   Bank overdraft                                                                    111,402           86,877
   Net payments on long-term debt                                                   (249,080)        (559,203)
   Net proceeds from related party debt                                              219,052          145,235
                                                                                 -----------      -----------

Net cash provided by (used in) financing activities                                   81,374         (327,091)
                                                                                 -----------      -----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                      --               --

CASH AND CASH EQUIVALENTS, beginning of year                                              --               --
                                                                                 -----------      -----------

CASH AND CASH EQUIVALENTS, end of period                                         $        --      $        --
                                                                                 ===========      ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION Cash paid during the period for:
     Interest                                                                    $   162,817      $   276,037
                                                                                 ===========      ===========

NON-CASH FLOW TRANSACTIONS
   Par value of accrued penalty shares issued:                                   $        --      $    33,332
   Additional paid-in capital related to accrued
     penalty shares issued                                                       $        --      $   591,528
   Decrease in other accrued expenses for accrued
     penalty shares issued                                                       $        --)     $  (624,860)
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

PRESENTATION OF INTERIM INFORMATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of our management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, considered necessary for a fair statement of our financial information as of and for the periods presented. The consolidated results of operations of any interim period are not necessarily indicative of the consolidated results of operations we expect for the fiscal year. For further information, refer to the consolidated financial statements and accompanying footnotes included in our annual report on Form 10-K for the year ended December 31, 2003.

GOING CONCERN

Management has introduced a new line of personal care products and initiated several new advertising campaigns in order to increase revenues and reverse the trend of net losses in the first six months of 2004 and prior years. Although management believes that it has made progress during the first six months of 2004 on issues affecting our ability to continue as a going concern, we have experienced recurring net losses and have negative working capital at June 30, 2004. These conditions give rise to substantial doubt about our ability to continue as a going concern. In their report on our financial statements for the year ended December 31, 2003, our independent registered public accountants included an explanatory paragraph expressing substantial doubt about the company's ability to continue as a going concern.

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

IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS

Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Asset," ("SFAS No. 144"), gives guidance for impaired assets or long-lived assets to be disposed of and supercedes SFAS No. 121. We account for the impairment of long-lived assets to be held and used, when indications of impairment are present, by evaluating the carrying value in relation to the operating performance and future undiscounted cash flows of the underlying business. We report long-lived assets held for disposal at the lower of their carrying value or fair value less costs to sell. During the six months ended June 30, 2003, we identified certain assets for sale by auction and recorded an additional impairment of $528,632 in order to value the assets at their net realizable value.

RECLASSIFICATIONS

We have reclassified certain prior period amounts to conform to the current period presentation.

                      CELL TECH INTERNATIONAL INCORPORATED
                                AND SUBSIDIARIES

NOTE 2 - INVENTORIES

Inventories consist of the following:

                                                          June 30,      December 31,
                                                           2004             2003
                                                        -----------      -----------
Work in progress                                        $ 5,155,721      $ 6,857,108
Finished goods                                              482,726          418,999
Sales aids                                                   10,229            5,904
                                                        -----------      -----------

                                                          5,648,676        7,282,011
Less reserve for potentially unsaleable inventories      (1,089,707)      (2,565,540))
                                                        -----------      -----------

                                                          4,558,969        4,716,471
Less current portion                                     (1,900,000)      (1,900,000))
                                                        -----------      -----------

                                                        $ 2,658,969      $ 2,816,471
                                                        ===========      ===========

Certain of our inventory are marketable only to the agricultural market. Sales in this market have been less than anticipated and management has recognized that an impairment of inventory may exist.

NOTE 3 -- EARNINGS PER SHARE COMPUTATION

The computations of the weighted-average common shares used in the computation of basic and diluted net loss per share is based on 14,409,426 and 13,790,519 shares for the six months ended June 30, 2004 and 2003, respectively. Potential dilutive securities were not included in the EPS calculation since their effect would be antidilutive. Potential dilutive securities consisted of outstanding stock options and convertible preferred stock and common stock purchase warrants.

NOTE 4 - RECENT ACCOUNTING PRONOUNCEMENTS

In May 2003, the FASB issued Statement No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." Statement No. 150 affects the classification, measurement and disclosure requirements of the following three types of freestanding financial instruments:
(i) mandatory redeemable shares, which the issuing company is obligated to buy back with cash or other assets; (ii) instruments that do or may require the issuer to buy back some of its shares in exchange for cash or other assets, which include put options and forward purchase contracts; and (iii) obligations that can be settled with shares, the monetary value of which is fixed, tied solely or predominately to a variable such as a market index, or varies inversely with the value of the issuer's shares. In general, Statement No. 150 is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of Statement No. 150 did not have an impact on the Company's consolidated financial position or disclosures.

NOTE 5 - LONG-TERM DEBT

In September 2002, La Jolla Loans, Inc. ("La Jolla Loans") purchased and took an assignment of our financing facility with Coast Business Credit. At the same time, we entered into a Forbearance and Extension Agreement with La Jolla Loans. Under the terms of the forbearance agreement, La Jolla Loans agreed to not declare a default until June 30, 2003, when the entire principal would be due. La Jolla Loans has extended the forbearance period to June 30, 2004 and then to June 30, 2005. We paid annual loan renewal fees in 2003 and 2004 in the amount of $75,000 and $98,000 respectively. Interest of $18,225 at an effective rate of 14% is payable monthly along with additional monthly impound payments of approximately $65,000. La Jolla Loans will defer the difference between the minimum interest payment of $45,000 under the agreement with Coast Business Credit and the $24,500 minimum interest payments under the forbearance agreement for the forbearance period. If we fully perform under the terms and conditions of the forbearance agreement and no default occurs during the forbearance period, La Jolla Loans will release us from any obligation to pay that portion

                      CELL TECH INTERNATIONAL INCORPORATED
                                AND SUBSIDIARIES

of the minimum monthly interest payments in excess of $18,225. The outstanding principal balance at June 30, 2004 was $1,562,164. The Company is in compliance with all loan covenants as of June 30, 2004.

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

In October of 2001, Teachers for Truth in Advertising filed an action in the Superior Court of Tulare County, California alleging that we, erroneously sued as Cell Tech Products, Inc., engaged in unfair business practices and misleading advertising. In January 2003, the Superior Court of Tulare County issued a tentative decision stating that Teachers for Truth in Advertising was entitled to an injunction prohibiting us from making deceptive representations in its advertising or literature disseminated in California and ordering us to refund the purchase price paid by California customers for our algae products from the date four years prior to the filing of the action through the trial date in November of 2002. In response to the tentative decision, our counsel filed a Request for Statement of Decision on January 23, 2003. On February 20, 2003, the Superior Court issued its Final Decision, which essentially affirms the tentative decision, which judgment was entered in April 2003. Plaintiff has submitted a proposed judgment to the court consistent with the Tentative and Final Decisions. The parties mediated this matter on May 9, 2003 before a retired Orange County, California Superior Court judge and agreed to submit a proposed confidential settlement to the Superior Court within 60 days, which they have done. The confidential settlement provides for making partial refunds to certain of our California customers. The Superior Court approved the confidential settlement and vacated the judgment on August 25, 2003. We have complied with the terms of the refund and it did not have a material adverse impact on our business and financial position.

On February 19, 2002, Daryl J. Kollman, one of our principal shareholders, filed two separate Notices of Claim of Lien upon Chattels against us, NAC and Marta Carpenter and others, in Klamath County, Oregon. Mr. Kollman alleges, among other things, that we owe him approximately $705,693 in past due rent. Mr. Kollman also claims that we owe Klamath Cold Storage, Inc. ("KCS"), a company owned by Mr. Kollman and Marta Carpenter, approximately $717,900 in past due rent. Mr. Kollman asserts that we are not entitled to remove our personal property from the real property owned by him, Marta Carpenter and KCS and seeks to subject our property to foreclosure proceedings. We intend to vigorously defend against these liens. We cannot predict the amount of loss, if any, that could result from these liens, but do not believe that an unfavorable outcome would have a material adverse impact upon our financial condition, cash flow, or results of operations.

                      CELL TECH INTERNATIONAL INCORPORATED
                                AND SUBSIDIARIES

On or about May 31, 2002, Daryl J. Kollman filed an action in the Circuit Court of Klamath County (Case No. 02-01956CV) seeking to evict us from certain real property owned by him and Marta Carpenter. Mr. Kollman later added a claim for allegedly unpaid rent exceeding $558,000. On or about October 31, 2002, the Court dismissed Mr. Kollman's eviction claim. Mr. Kollman's claim for unpaid rent is currently pending. We cannot predict the amount of loss, if any, that could result from this lawsuit but an unfavorable outcome could have a material adverse effect on our financial condition.

On June 6, 2002, Daryl J. Kollman filed a lawsuit in the name of KCS in the Circuit Court for the State of Oregon for Klamath County (Case No. 02-02040CV) to evict us from property owned by KCS. In this lawsuit, Mr. Kollman also alleges that we have not paid approximately $1,050,000 in rent. We have voluntarily vacated all of the KCS property. We contend that we have paid all rents owing and intend to vigorously defend this lawsuit. We cannot predict the amount of loss, if any, which could result from this lawsuit; but an unfavorable outcome could have a material adverse effect on our financial condition.

On October 7, 2002, Daryl J. Kollman filed a lawsuit against us, certain of our officers, directors and counsel in the Circuit Court for the State of Oregon for Klamath County (Case No. 02-03774CV). The complaint makes a number of individual and derivative claims. There is only one claim directed against us in the case. In this claim, Mr. Kollman alleges that we breached an agreement with him to register our stock for public sale and seeks damages of an amount he must prove at trial but not exceeding $5,546,279. Mr. Kollman seeks over $55,000,000 from other defendants in the case. Mr. Kollman also seeks millions of dollars in damages on behalf of us against Marta C. Carpenter (our President and Chief Executive Officer) and Donald P. Hateley (our Chairman of the Board of Directors) based on a variety of legal theories. We are vigorously defending the lawsuit. We cannot predict the amount of loss, if any, which could result from this lawsuit and an unfavorable outcome could have a material adverse impact upon our financial condition, cash flow, or results of operations.

Most of the Kollman claims have been consolidated into a single case. Jury selection for the trial of most of the Kollman claims, other than the Kollman claims for back rent, which will be resolved in a separate proceeding, began on July 6, 2004 and were submitted to the jury on August 19, 2004. As of the date of this filing, the jury is continuing its deliberations in Eugene, Oregon.

The Company is also involved in various legal matters arising in the normal course of business. In the opinion of management, the Company's liability, if any, arising from legal proceedings related to these matters is not expected to have a material effect on the consolidated financial statements of the Company.

LIEN ON COMPANY STOCK

Stock owned by two of our shareholders, Marta C. Carpenter and Daryl J. Kollman, is subject to a tax lien filed by the Internal Revenue Service. A trust holds the stock and the IRS will release it upon satisfaction of federal income taxes owed by Ms. Carpenter and Mr. Kollman. Ms. Carpenter and Mr. Kollman retain voting power over the stock held in trust. Ms. Carpenter and Mr. Kollman have agreed to sell their shares as needed, and as allowed by federal securities laws, to make quarterly payments to the Internal Revenue Service. Should Ms. Carpenter or Mr. Kollman fail to make such payments in a timely manner, the Internal Revenue Service may seize the shares from the trust. The Internal Revenue Service would thereafter sell or judicially foreclose on some or all of the shares to satisfy Ms. Carpenter and Mr. Kollman's tax liabilities.

COVENANTS RELATED TO THE PRIVATE PLACEMENT TO ZUBAIR KAZI

In connection with the sale of common shares to a private investor, Zubair Kazi, in 1999, we agreed to issue common stock and warrants to purchase common stock to Mr. Kazi if the consolidated stockholders' equity was less than $20,000,000 at December 31, 1999. As a result, penalty shares have accrued and we issued 3,333,192 shares of common stock to Mr. Kazi during the second quarter of 2003 and we converted the associated accrued liability of $624,860 to equity. Warrants to purchase an additional 3,333,192 shares of common stock were also due to Mr. Kazi on March 31, 2003. During the first half of 2004, an additional liability was recognized under the agreement in the amount of $61,989 related to the issuance of these shares and warrants, based on the fair value of the securities and has been accounted for in the financial statements. Additionally, we were to register the shares originally sold to Mr. Kazi for resale within 120 days of the sale. We have accrued and will continue to accrue additional penalties until the shares are registered. The accrued liability at June 30, 2004 was $144,526 and 830,915 shares and 4,164,107 warrants are issuable to Mr. Kazi. We are also obligated to issue additional securities to Mr. Kazi upon the effective date of our next registration statement.

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

                      CELL TECH INTERNATIONAL INCORPORATED
                                AND SUBSIDIARIES

include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern. Our continuation as a going concern is dependent upon our ability to generate sufficient cash flows to meet our obligations on a timely basis.

Management has introduced many new products and several new advertising campaigns in order to increase revenues and reverse the trend of net losses in the first half of 2004 and prior years. Although management believes that it has made progress during the first half of 2004 on issues affecting our ability to continue as a going concern, we have experienced recurring net losses and have negative working capital at June 30, 2004. These conditions give rise to substantial doubt about our ability to continue as a going concern.

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

We intend the following discussion to assist in the understanding of our financial position and our results of operations for the three and six months ended June 30, 2004 compared to the same period in 2003. You should refer to the Consolidated Financial Statements and related Notes in conjunction with this discussion. Unless stated otherwise, all financial information presented below, throughout this report and in the Consolidated Financial Statements and related Notes includes Cell Tech and NAC on a consolidated basis.

OVERVIEW

We are a natural and nutritional products company. We develop and distribute a wide range of products made with Aphanizomenon flos-aquae (trade name Super Blue Green(R)) Algae ("SBGA") and other nutrients and ingredients through a multilevel network of independent Business Associates ("Business Associates"). We currently offer over sixty products that are intended to appeal to health-conscious consumers. We divide our products into three major product lines including nutritional supplements and foods, skin and hair care products, and animal and plant care.

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

Our loss per share was $0.15 for the six months ended June 30, 2004 compared to a net loss of $0.13 per share for the same period in 2003. We primarily relate the net loss for the six months ended June 30, 2004 of $2,129,894 to a decrease in revenue without corresponding decreases in administrative costs and selling expenses. Legal fees have been much higher in 2004. Some of the increase in legal fees was offset by a decrease in negative valuation allowances in regards to assets held for sale during 2004 compared to 2003.

                      CELL TECH INTERNATIONAL INCORPORATED
                                AND SUBSIDIARIES

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

IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS

We record impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows we estimate to generate by those assets are less than the carrying amount of those items. We base our cash flow estimates on historical results adjusted to reflect our best estimate of future market and operating conditions. We reduce the net carrying value of assets not recoverable to fair value. Our estimates of fair value represent our best estimate based on industry trends and reference to market rates and transactions. During the first half of 2003 we recorded impairment expenses for various assets designated as held for sale in the amount of $528,632. We have not recorded any impairment expense in 2004.

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

                      CELL TECH INTERNATIONAL INCORPORATED
                                AND SUBSIDIARIES

RESULTS OF OPERATIONS

The following table summarizes our unaudited operating results as a percentage of net sales for each of the periods indicated.

                                       Six Months Ended June 30,           Three Months Ended June 30,
                                   -------------------------------      --------------------------------

                                       2004               2003               2004               2003
                                   ------------       ------------       ------------       ------------
REVENUE                                   100.0%             100.0%             100.0%             100.0%

COST OF SALES                              28.3               31.3               30.2               31.1
                                   ------------       ------------       ------------       ------------

GROSS PROFIT                               71.7               68.7               69.8               68.9

COMMISSIONS                                41.7               42.2               42.1               41.7
                                   ------------       ------------       ------------       ------------

GROSS PROFIT AFTER COMMISSIONS             30.0               26.5               27.7               27.2

SHIPPING AND HANDLING EXPENSES              7.2                6.4                7.9                6.4

SELLING EXPENSES                           18.0               18.8               17.4               18.9

RESEARCH AND DEVELOPMENT                    0.7                0.9                0.7                0.8

GENERAL AND ADMINISTRATIVE                 23.1                9.6               30.4               11.2

ASSET WRITE-DOWN                             --                4.6                 --                9.3
                                   ------------       ------------       ------------       ------------

OPERATING LOSS                            (19.1)             (13.8)             (28.6)             (19.4)

OTHER INCOME                               (0.3)               1.1               (1.1)              (0.6)

INTEREST EXPENSE                           (1.6)              (2.4)              (1.6)              (2.0)
                                   ------------       ------------       ------------       ------------

NET LOSS                                  (21.0)             (15.0)             (31.3)             (21.9)
                                   ============       ============       ============       ============

THREE MONTHS ENDED JUNE 30, 2004 COMPARED WITH THE THREE MONTHS ENDED JUNE 30, 2003

Net sales for the three months ended June 30, 2004 were $4,860,751, a decrease of $807,182 or 14.2% from net sales of $5,667,933 for the three months ended June 30, 2003. We directly relate the decrease in sales to a 11.1% decrease in orders for the same period. Average order size also decreased to $123 from $126 over the same period. The average number of distributors for the three months ended June 30, 2004 decreased to an average of 31,931, which was 11.6% lower than the average of 36,124 distributors for the three months ended June 30, 2003. We make sales of our food supplement products through a multi-level marketing network of distributors, so we positively link sales with the number of distributors.

Gross profit represents net sales less the cost of goods sold, which includes the cost of harvesting blue-green algae from Klamath Lake, the cost of other materials, direct labor expenses, an allocation of overhead costs, amortization, and depreciation. Gross profit increased to 69.8% of net sales during the three months ended June 30, 2004 from 68.9% of net sales during the same period in 2003. This increase was due to decreases in period costs due to our continuing cost cutting efforts.

Gross profit after commissions represents gross profit less commission expense. Commission expense for the three months ended June 30, 2004 and 2003 was $2,045,032 and $2,361,022, respectively, a decrease of $315,990 or 13.4%. We are a multi-level marketing organization. Business Associates make up our sales force. Business Associates buy algae products for their own consumption and they actively recruit other Business Associates into our network. Business Associates are paid commissions based upon their personal sales volumes and the sales of

                      CELL TECH INTERNATIONAL INCORPORATED
                                AND SUBSIDIARIES

Business Associates beneath them in their network. Commission expense as a percentage of sales was 42.1% and 41.7% during the three months ended June 30, 2004 and 2003, respectively.

Operating expenses include shipping and handling expenses, selling expenses, research and development expenses and general and administrative expenses. In total, operating expenses increased $94,350 or 3.6% to $2,738,185 for the three months ended June 30, 2004 from $2,643,835 for the three months ended June 30, 2003. We discuss the components of operating expenses discussed below.

      o Shipping and handling expenses increased $19,859 or 5.5%, to $383,267 in 2004 from $363,408 in 2003. The increase was due to an increase in payroll expenses in 2004. Shipping and handling expenses as a percent of net sales increased to 7.9% for the three months ended June 30, 2004 from 6.4% for the three months ended June 30, 2003. The increase is primarily due to the decrease in sales being greater than the capacity to decrease the fixed costs associated with the shipping process.

      o Selling expenses includes order operator and Business Associates services, marketing and promotion expenses. Selling expenses decreased $228,937 or 21.3% between 2004 and 2003 to $843,422 from
            $1,072,359. This decrease was primarily due to decreases in payroll expense of $50,000, advertising and promotional expenses of $107,000, credit card processing fees of $22,000 and decreases in various other smaller expenses.

      o Research and development expenses decreased $11,003 or 23.8% to 35,162 during the three months ended June 30, 2004 from $46,165 during the same period in 2003, which constituted 0.7% and 0.8% of net sales, respectively.

      o General and administrative expenses increased by $843,063, or 133%, between 2004 and 2003 to $1,476,334 from $633,271. For the three months ended June 30, 2004, general and administrative expenses averaged 30.4% of sales while they were 11.2% of sales for the three months ended June 30, 2003. The increase between 2004 and 2003 is attributable to the additional legal fees incurred in 2004 of $614,000 and an increase in amortization of leasehold improvements for administrative buildings that we have determined are not needed and intend to vacate of $240,000.

      o There were no asset write-down expenses incurred during the three months ended June 30, 2004 compared to $528,632 for the three months ended June 30, 2003. The write-down expense in 2003 related to equipment we had determined to sell at auction. The auction was held in September of 2003 and the majority of the equipment was sold.

Other income decreased by $19,132 to a net expense of $52,215 for the three months ended June 30, 2004 from income of $33,083 for the three months ended June 30, 2003 due primarily to a decrease in management fees charged to Klamath Cold Storage, Inc. of $10,000.

Net interest expense decreased to $80,076 for the three months ended June 30, 2004 from $111,310 for the three months ended June 30, 2003. This decrease was due primarily to reduced principal balances to La Jolla Loan and to Oregon Freeze Dry. Net interest expense represented 1.6% and 2.0% of sales for each of the three months ended June 30, 2004 and 2003, respectively.

Net income decreased $279,930 resulting in a loss of $1,523,412 for the three months ended June 30, 2004 compared to a net loss of $1,243,482 for the comparable period in 2003. As a percentage of net sales, the net loss was 31.3% of revenue during the three months ended June 30, 2004 and 21.9% of revenue for the comparable period in 2003. The larger net loss was due primarily to legal fees, amortization of leasehold improvements and decreasing sales. Partially offsetting the larger net loss was no asset write-downs in 2004 when compared to 2003.

                      CELL TECH INTERNATIONAL INCORPORATED
                                AND SUBSIDIARIES

SIX MONTHS ENDED JUNE 30, 2004 COMPARED WITH THE SIX MONTHS ENDED JUNE 30, 2003

Net sales for the six months ended June 30, 2004 were $10,127,805, a decrease of $1,473,120 or 12.7% from net sales of $11,600,925 for the six months ended June 30, 2003. We directly relate the decrease in sales to a 21.5% decrease in orders for the same period. Average order size stayed the same at $124. The average number of distributors for the six months ended June 30, 2004 decreased to an average of 32,220, which was 14.8% lower than the average of 37,809 distributors for the six months ended June 30, 2003. We make sales of our food supplement products through a multi-level marketing network of Business Associates, so we positively link sales with the number of Business Associates.

Gross profit represents net sales less the cost of goods sold, which includes the cost of harvesting blue-green algae from Klamath Lake, the cost of other materials, direct labor expenses, an allocation of overhead costs, amortization, and depreciation. Gross profit increased to 71.7% of net sales during the six months ended June 30, 2004 from 68.7% of net sales during the same period in 2003. This increase was due to a price increase late in the first half of 2003 and better profit margins on new products introduced during the last half of 2003 and early in 2004.

Gross profit after commissions represents gross profit less commission expense. Commission expense for the six months ended June 30, 2004 and 2003 was $4,223,228 and $4,896,457, respectively, a decrease of $673,229 or 13.7%. We are a multi-level marketing organization. Business Associates make up our sales force. Business Associates buy algae products for their own consumption and they actively recruit other Business Associates into our network. Business Associates are paid commissions based upon their personal sales volumes and the sales of Business Associates beneath them in their network. Commission expense as a percentage of sales was 41.7% and 42.2% during the six months ended June 30, 2004 and 2003, respectively.

Operating expenses include shipping and handling expenses, selling expenses, research and development expenses and general and administrative expenses. In total, operating expenses increased $291,367 or 6.2% to $4,967,290 for the six months ended June 30, 2004 from $4,675,923 for the six months ended June 30, 2003. We discuss the components of operating expenses discussed below.

      o Shipping and handling expenses decreased $17,247 or 2.3%, to $729,765 in 2004 from $747,012 in 2003. The decrease was due to a decrease in sales volume during 2004. Shipping and handling expenses as a percent of net sales increased to 7.2% for the six months ended June 30, 2004 from 6.4% for the six months ended June 30, 2003.

      o Selling expenses includes order operator and distributor services expenses, marketing and promotion expenses. Selling expenses decreased $358,672 or 16.4% between 2004 and 2003 to $1,823,724 from
            $2,182,396. This decrease was primarily due to decreases in advertising expense of $100,000, payroll expense of $48,000, depreciation expense of $48,000, promotional expense of $77,000, and credit card processing fees. Selling expenses as a percent of net sales were 18.0% for the six months ended June 30, 2004 and 18.8% of sales for the six months ended June 30, 2003.

      o Research and development expenses decreased 29.7% to $74,331 during the six months ended June 30, 2004 from $105,724 during the same period in 2003, which constituted 0.7% and 0.9% of net sales, respectively. The increase related to an increase in payroll cost and laboratory testing.

      o General and administrative expenses increased by $1,227,311 between 2004 and 2003 to $2,339,470 from $1,112,159. For the six months ended June 30, 2004, general and administrative expenses averaged 23.1% of sales while they were 9.6% of sales for the six months ended June 30, 2003. The increase between 2004 and 2003 is primarily attributable to an increase in legal fees of $670,000 and amortization of $540,000.

      o Asset write-down expense of $528,632 for the six months ended June 30, 2003 was not recurring for the six months ended June 30, 2004. The additional loss of value for the equipment we held for sale during 2003 was due to the decision to sell the equipment at auction rather than wait for opportunity to sell the equipment on the open market.

                      CELL TECH INTERNATIONAL INCORPORATED
                                AND SUBSIDIARIES

Other income and expense decreased by $168,759 to a net expense of $35,373 for the six months ended June 30, 2004 from $133,386 for the six months ended June 30, 2003. The decrease was due primarily to the settlement with The Nature Conservancy resulting in a one time recognition of income of $161,000 during 2003.

Net interest expense decreased to $162,817 for the six months ended June 30, 2004 from $276,037 for the six months ended June 30, 2003. This decrease was due primarily to decreases in principal debt owing in 2004 and due to additional interest charges recorded during 2003 in connection with the settlement of the Oregon Freeze Dry litigation and the resulting note payable. Net Interest expense represented 1.6% and 2.4% of sales for each of the six months ended June 30, 2004 and 2003, respectively.

Net income decreased by $387,361 resulting in a loss of $2,129,894 for the six months ended June 30, 2004 from a net loss of $1,742,533 for the comparable period in 2003. As a percentage of net sales, net income decreased by 6.0% for the six months ended June 30, 2004 resulting in a net loss of 21.0% of revenue from a net loss of 15.0% of revenue for the comparable period in 2003. The decrease in net income was due to net sales decreasing by 12.7%, the increase in litigation costs, and amortization of improvements that either have been abandoned or are scheduled to be abandoned.

LIQUIDITY AND CAPITAL RESOURCES

We had net losses of $5,651,029, $3,497,387 and $5,015,350 for the years ended December 31, 2003, 2002 and 2001, respectively and had a working capital deficit of $3,699,942 and $4,282,898 at December 31, 2003 and 2002, respectively. As a result, our independent registered public accountants have included in our annual report an explanatory paragraph in their report covering those periods, which expresses substantial doubt about our ability to continue as a going concern.

Working capital deficit at June 30, 2004 amounted to $5,045,766 which represents a decrease in working capital of $1,345,824 from a working capital deficit of $3,699,942 as of December 31, 2003. At June 30, 2004, we had a bank overdraft of $592,898 versus a bank overdraft of $481,496 as of December 31, 2003.

In September 2002, La Jolla Loans, Inc. ("La Jolla Loans") purchased and took an assignment of our financing facility with Coast Business Credit. At the same time, we entered into a Forbearance and Extension Agreement with La Jolla Loans. Under the terms of the forbearance agreement, La Jolla Loans agreed not to declare a default until June 30, 2003, when the entire principal is due. La Jolla Loans extended the forbearance period to June 30, 2004 and then again to June 30, 2005 by payment of annual renewal fees. Interest of $18,225 at an effective rate of 14% is payable monthly along with additional monthly impound payments of approximately $. La Jolla Loans will defer the difference between the minimum interest payment of $45,000 under the agreement with Coast Business Credit and the $24,500 minimum interest payments under the forbearance agreement for the forbearance period. If we fully perform under the terms and conditions of the forbearance agreement and no default occurs during the forbearance period, La Jolla Loans will release us from any obligation to pay that portion of the minimum monthly interest payments in excess of $18,225. The outstanding principal balance at June 30, 2004 was $1,562,164.

Our existing capital resources may not be adequate to fund our operations for an extended period of time. We have no present commitments or agreements with respect to any acquisitions or purchases of manufacturing facilities or new technologies. Any future changes in our operations could utilize our available capital resources faster than anticipated. Our capital requirements depend on numerous factors, including:

      o     the introduction of new products;

      o change in the number of distributors and the retention of our current distributor base; and

                      CELL TECH INTERNATIONAL INCORPORATED
                                AND SUBSIDIARIES

      o     research and development efforts.

If existing capital resources are insufficient to meet our capital requirements, we will be required to raise additional funds, which we cannot assure will be available on favorable terms, if at all, or reduce costs which could impair our ability to conduct ongoing business operations.

CASH FLOWS

Net cash flows used for operating activities for the six months ended June 30, 2004 amounted to $24,664 compared to cash flows provided by operations of $366,727 for the six months ended June 30, 2003. The decrease in cash flows generated by operations is primarily due to decreased revenues during the six months ended June 30, 2004.

Cash flows used in investing activities for the six months ended June 30, 2004 were $56,710 representing a decrease of $17,074 from net cash used for investing activities of $39,636 for the six months ended June 30, 2003. The decrease was due to additional leasehold improvements incurred to accommodate operations being moved out of rented facilities being abandoned.

Net cash flows provided by financing activities was $81,374 for the six months ended June 30, 2004 versus net cash used for financing activities of $327,091 during 2003. This change is principally due to an increase in the bank overdraft. The increase in related party debt was similar in amount to the decrease in long-term debt.

RECENT FINANCIAL ACCOUNTING STANDARDS BOARD STATEMENTS

In May 2003, the FASB issued Statement No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." Statement No. 150 affects the classification, measurement and disclosure requirements of the following three types of freestanding financial instruments:
(i) mandatory redeemable shares, which the issuing company is obligated to buy back with cash or other assets; (ii) instruments that do or may require the issuer to buy back some of its shares in exchange for cash or other assets, which include put options and forward purchase contracts; and (iii) obligations that can be settled with shares, the monetary value of which is fixed, tied solely or predominately to a variable such as a market index, or varies inversely with the value of the issuer's shares. In general, Statement No. 150 is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of Statement No. 150 did not have an impact on the Company's consolidated financial position or disclosures.

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

                      CELL TECH INTERNATIONAL INCORPORATED
                                AND SUBSIDIARIES

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

Marta C. Carpenter and Daryl Kollman have sole voting and investment power with respect to their shares. The Internal Revenue Service has a security interest in all of their shares pursuant to a Notice of Determination dated June 18, 1999, under the terms of which a trust holds the shares and the trust will release the shares upon Ms. Carpenter and Mr. Kollman's payment of their federal income tax liabilities for various specified years. Ms. Carpenter and Mr. Kollman will sell their shares as needed and allowed by federal and state securities laws to make quarterly payments to the Internal Revenue Service. Ms. Carpenter and Mr. Kollman retain all voting rights incident to their shares while a trust holds the shares. The Internal Revenue Service may seize Ms. Carpenter and Mr. Kollman's shares from the trust if Ms. Carpenter and Mr. Kollman fail to timely cure a default upon their commitments to the Internal Revenue Service under the Notice of Determination. The Internal Revenue Service would thereafter proceed to sell or judicially foreclose some or all of the shares for payment of Ms. Carpenter and Mr. Kollman's tax liabilities as allowed by applicable law.

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

In October of 2001, Teachers for Truth in Advertising filed an action in the Superior Court of Tulare County, California alleging that we, erroneously sued as Cell Tech Products, Inc., engaged in unfair business practices and misleading advertising. In January 2003, the Superior Court of Tulare County issued a tentative decision stating that Teachers for Truth in Advertising was entitled to an injunction prohibiting us from making deceptive representations in its advertising or literature disseminated in California and ordering us to refund the purchase price paid by California customers for our algae products from the date four years prior to the filing of the action through the trial date in November of 2002. In response to the tentative decision, our counsel filed a Request for Statement of Decision on January 23, 2003. On February 20, 2003, the Superior Court issued its Final Decision, which essentially affirms the tentative decision, which judgment was entered in April 2003. Plaintiff has submitted a proposed judgment to the court consistent with the Tentative and Final Decisions. The parties mediated this matter on May 9, 2003 before a retired Orange County, California Superior Court judge and agreed to submit a proposed confidential settlement to the Superior Court within 60 days, which they have done. The confidential settlement provides for making partial refunds to certain of our California customers. The Superior Court approved the confidential settlement and vacated the judgment on August 25, 2003. We have complied with the terms of the refund and do not believe that it had a material adverse impact on our business and financial position.

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

                      CELL TECH INTERNATIONAL INCORPORATED
                                AND SUBSIDIARIES

We cannot predict the amount of loss, if any, that could result from this lawsuit but an unfavorable outcome could have a material adverse effect on our financial condition.

On October 7, 2002, Daryl J. Kollman filed a lawsuit against us, certain of our officers, directors and counsel in the Circuit Court for the State of Oregon for Klamath County (Case No. 02-03774CV). The complaint makes a number of individual and derivative claims. There is only one claim directed against us in the case. In this claim, Mr. Kollman alleges that we breached an agreement with him to register our stock for public sale and seeks damages of an amount he must prove at trial but not exceeding $5,546,279. Mr. Kollman seeks over $55,000,000 from other defendants in the case. Mr. Kollman also seeks millions of dollars in damages on behalf of us against Marta C. Carpenter (our President and Chief Executive Officer) and Donald P. Hateley (our Chairman of the Board of Directors) based on a variety of legal theories. We are vigorously defending the lawsuit. We cannot predict the amount of loss, if any, which could result from this lawsuit and an unfavorable outcome could have a material adverse impact upon our financial condition, cash flow, or results of operations.

Most of the Kollman claims have been consolidated into a single case. Jury selection for the trial of most of the Kollman claims, other than the Kollman claims for back rent, which will be resolved in a separate proceeding, began on July 6, 2004 and were submitted to the jury on August 19, 2004. As of the date of this filing, the jury is continuing its deliberations in Eugene, Oregon.

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

3.4 Amended and Restated Bylaws incorporated by reference to the Registration Statement on Form SB-2 dated June 21, 1996.

99.1                    Certificate of Marta C. Carpenter pursuant to 18 U.S.C
                        Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

      (b) Current Reports on Form 8-K. We did not file any currents reports on Form 8-K during the quarter ended June 30, 2004.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                      CELL TECH INTERNATIONAL INCORPORATED

August 23, 2004                            /s/ Marta C. Carpenter
                                           -------------------------------------
                                           Marta C. Carpenter
                                           President and Chief Executive Officer