Form 10-Q
period 2004-09-30
CELL TECH INTERNATIONAL INC
filed 2004-12-02
CIK 1015194

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED: SEPTEMBER 30, 2004

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

                                 Yes [ ] No [X]

As of November 12, 2004, the number of shares outstanding of the registrant's sole class of common stock, par value $0.01 per share was 13,974,087.

                                TABLE OF CONTENTS

Part I - Financial Information....................................................................................1
     Item 1.  Financial Statements................................................................................1
         Consolidated Balance Sheets..............................................................................1
         Consolidated Statements of Operations....................................................................2
         Consolidated Statements of Cash Flows....................................................................3
         Notes to Consolidated Financial Statements...............................................................4
         Commissions..............................................................................................5
     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations...............10
         OVERVIEW................................................................................................11
         Commissions.............................................................................................12
         RESULTS OF OPERATIONS...................................................................................13
         Three months ended September 30, 2004 compared with the three months ended September 30, 2003...........13
         Nine months ended September 30, 2004 compared with the nine months ended September 30, 2003.............15
         Liquidity and Capital Resources.........................................................................16
         Cash Flows..............................................................................................17
     Item 3. Quantitative and Qualitative Disclosures About Market Risk..........................................17
     Item 4. Controls and Procedures.............................................................................18
PART II -- OTHER INFORMATION.....................................................................................18
     Item 1. Legal Proceedings...................................................................................18
     Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.........................................19
     Item 3. Defaults Upon Senior Securities.....................................................................19
     Item 4. Submission of Matters to a Vote of Security Holders.................................................19
     Item 5. Other Information...................................................................................19
     Item 6. Exhibits............................................................................................20
     Signatures..................................................................................................21
CERTIFICATION PURSUANT TO SECTION 302 (a) OF THE SARBANES-OXLEY ACT OF 2002......................................22
Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-oxley act of 2002 ................................................................................23

                      CELL TECH INTERNATIONAL INCORPORATED
                                AND SUBSIDIARIES

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                           CONSOLIDATED BALANCE SHEETS

                                                                               September 30,      December 31,
                                                                                  2004                2003
                                                                               -----------        -----------
                                                                               (Unaudited)
ASSETS
Current assets
   Receivables                                                                 $   261,702        $   284,648
   Current portion of inventories                                                1,887,000          1,900,000
   Prepaid expenses                                                                211,248            565,450
                                                                               -----------        -----------

Total current assets                                                             2,359,950          2,750,098
                                                                               -----------        -----------

Long-term inventories, net of current portion                                    2,445,008          2,816,471
Property and equipment, net of accumulated depreciation                          1,602,212          2,460,237
Property and equipment idle, net                                                   770,131            916,355
Other assets                                                                       191,784            240,851
                                                                               -----------        -----------

TOTAL ASSETS                                                                   $ 7,369,085        $ 9,184,012
                                                                               -----------        -----------

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
   Bank overdraft                                                              $   570,965        $   481,496
   Accounts payable                                                              2,344,188            685,146
   Commissions payable                                                             710,827            878,258
   Accrued payroll and related liabilities                                         250,534            296,506
   Other accrued expenses                                                        1,278,995          1,287,659
   Current portion of long-term debt                                             2,008,840          2,074,229
   Related party payable                                                         1,053,724            746,747
                                                                               -----------        -----------

Total current liabilities                                                        8,218,073          6,450,040
                                                                               -----------        -----------

Long-term liabilities
   Long-term debt, net of current portion                                          324,164            507,855
                                                                               -----------        -----------

TOTAL LIABILITIES                                                                8,542,237          6,957,895
                                                                               -----------        -----------

Stockholders' equity
   Series A convertible preferred stock - no par value; 4,175,000 shares
     authorized; none issued and outstanding in 2004 and 2003                           --                 --
   Series B convertible preferred stock - no par value; 800,000 shares
     authorized; none issued and outstanding in 2004 and 2003                           --                 --
   Undesignated preferred stock - no par value; 1,825,000 shares
     authorized; none issued and outstanding in 2004 and 2003                           --                 --
   Common stock - $.01 par value; in 2004 and 2003, 50,000,000 shares
     authorized, 13,974,087 shares issued and outstanding                          139,741            139,741
   Additional paid-in capital                                                    2,891,224          2,891,224
   Accumulated deficit                                                          (4,204,117)          (804,849)
                                                                               -----------        -----------

TOTAL STOCKHOLDERS' EQUITY                                                      (1,173,152)         2,226,116
                                                                               -----------        -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                     $ 7,369,085        $ 9,184,012
                                                                               -----------        -----------

          See accompanying notes to consolidated financial statements.

                      CELL TECH INTERNATIONAL INCORPORATED
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                            For the Nine Months Ended              For the Three Months Ended
                                                   September 30,                          September 30,
                                        --------------------------------        --------------------------------
                                            2004                2003                2004                2003
                                        ------------        ------------        ------------        ------------
                                         (Unaudited)         (Unaudited)         (Unaudited)         (Unaudited)
REVENUE                                 $ 14,809,351        $ 17,052,013        $  4,681,546        $  5,451,089

COST OF SALES                              4,181,155           5,375,804           1,312,164           1,747,377
                                        ------------        ------------        ------------        ------------

GROSS PROFIT                              10,628,196          11,676,209           3,369,382           3,703,712

COMMISSIONS                                6,201,017           7,216,020           1,977,788           2,320,163
                                        ------------        ------------        ------------        ------------

GROSS PROFIT AFTER COMMISSIONS             4,427,179           4,460,189           1,391,594           1,383,549

SHIPPING AND HANDLING EXPENSES             1,055,336           1,107,091             325,571             360,080

SELLING EXPENSES                           2,667,371           3,135,426             843,646             952,429

RESEARCH AND DEVELOPMENT                     115,708             150,664              41,377              44,940

GENERAL AND ADMINISTRATIVE                 3,718,391           1,720,329           1,378,922             608,170

ASSET WRITE-DOWN                                  --           2,728,632                               2,200,000
                                        ------------        ------------        ------------        ------------

OPERATING LOSS                            (3,129,627)         (4,381,953)         (1,197,922)         (2,782,070)

OTHER INCOME (EXPENSE)                       (40,521)            106,235              (5,147)            (27,152)

INTEREST EXPENSE                             229,120             384,332              66,303             108,295
                                        ------------        ------------        ------------        ------------

NET LOSS                                $ (3,399,268)       $ (4,660,050)       $ (1,269,372)       $ (2,917,517)
                                        ------------        ------------        ------------        ------------

BASIC AND DILUTED LOSS PER SHARE        $      (0.23)       $      (0.33)       $      (0.09)       $      (0.21)
                                        ------------        ------------        ------------        ------------

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING
USED TO CALCULATE BASIC AND
DILUTED LOSS PER SHARE                    14,587,881          13,953,573          14,587,881          13,947,826
                                        ------------        ------------        ------------        ------------

          See accompanying notes to consolidated financial statements.

                      CELL TECH INTERNATIONAL INCORPORATED
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                      For the Nine Months Ended
                                                                                             September 30,
                                                                                  ---------------------------------
                                                                                      2004                2003
                                                                                  --------------      -------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                                                         $(3,399,268)       $(4,660,050)
   Adjustments to reconcile net loss to cash
     provided by operating activities:
      Depreciation and amortization                                                   1,059,577            780,083
      Impairment of fixed assets and intangibles                                             --          2,728,632
     (Gain) / Loss on sale                                                              (13,928)            90,593
     Changes in assets and liabilities:
       Receivables                                                                       22,946            129,007
       Inventories                                                                      384,463            931,530
       Prepaid expenses                                                                 354,202            193,992
       Other assets                                                                      49,067            193,707
       Accounts payable                                                               1,659,042            181,813
       Commissions payable                                                             (167,431)           (58,321)
       Accrued payroll and payroll related liabilities                                  (45,972)           (18,149)
       Other accrued expenses                                                            (8,664)          (214,194)
                                                                                    -----------        -----------

Net cash provided by (used in) operating activities                                    (105,966)           277,925
                                                                                    -----------        -----------

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of property and equipment                                                  (111,534)          (112,700)
   Proceeds from disposals of equipment                                                  70,134            203,688
                                                                                    -----------        -----------

Net cash Provided by (used in) investing activities                                     (41,400)            90,988
                                                                                    -----------        -----------

CASH FLOWS FROM FINANCING ACTIVITIES
   Bank overdraft                                                                        89,469            134,654
    Payments on line of credit                                                               --           (126,600)
   Net payments on long-term debt                                                      (249,080)          (652,750)
   Net increase in related party rent payable                                           306,977            275,783
                                                                                    -----------        -----------

Net cash provided by (used in) financing activities                                     147,366           (368,913)
                                                                                    -----------        -----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                         --                 --

CASH AND CASH EQUIVALENTS, beginning of year                                                 --                 --
                                                                                    -----------        -----------

CASH AND CASH EQUIVALENTS, end of period                                            $        --        $        --
                                                                                    -----------        -----------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
   Cash paid during the period for:
     Interest                                                                       $   210,895        $   341,904
                                                                                    -----------        -----------

NON-CASH FLOW TRANSACTIONS
   Accrued liability for penalty shares was settled during the quarter ended
     June 30, 2003 by issuing 3,333,192 shares of common stock valued at $624,860   $        --        $   624,860
   Receivables from the auction sale of fixed assets
     reported in Receivables and Prepaid expenses at
     September 30, 2003 of $460,846 and $21,404 respectively                        $        --        $   482,250
                                                                                    -----------        -----------

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

GOING CONCERN

We have experienced recurring net losses, have negative cash flow from continuing operations and have negative working capital at September 30, 2004. These conditions give rise to substantial doubt about our ability to continue as a going concern. In their report on our financial statements for the year ended December 31, 2003, our independent registered public accountants included an explanatory paragraph expressing substantial doubt about the company's ability to continue as a going concern.

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

IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS

Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Asset," ("SFAS No. 144"), gives guidance for impaired assets or long-lived assets to be disposed of and supercedes SFAS No. 121. We account for the impairment of long-lived assets to be held and used, when indications of impairment are present, by evaluating the carrying value in relation to the operating performance and future undiscounted cash flows of the underlying business. We report long-lived assets held for disposal at the lower of their carrying value or fair value less costs to sell. During the nine months ended September 30, 2003, we identified certain assets for sale by auction and recorded an additional impairment of $528,632 in order to value the assets at their net realizable value. We also identified a building that was no longer being utilized in its original design and determined that a write-down of $2.2 million was required to restate the building at its estimated fair value.

RECLASSIFICATIONS

We have reclassified certain prior period amounts to conform to the current period presentation.

                      CELL TECH INTERNATIONAL INCORPORATED
                                AND SUBSIDIARIES


NOTE 2 - INVENTORIES

Inventories consist of the following:

                                                         September 30,       December 31,
                                                             2004               2003
                                                          -----------        -----------
Work in progress                                          $ 4,479,959        $ 6,857,108
Finished goods                                                470,438            418,999
Sales aids                                                     11,674              5,904
                                                          -----------        -----------

                                                            4,962,071          7,282,011
Less reserve for potentially unsaleable inventories          (630,063)       (2,565,540))
                                                          -----------        -----------

                                                            4,332,008          4,716,471
Less current portion                                       (1,887,000)       (1,900,000))
                                                          -----------        -----------

                                                          $ 2,445,008        $ 2,816,471
                                                          -----------        -----------


Certain of our inventory items are marketable only to the agricultural market. Sales in this market have been less than anticipated and management has recognized that an impairment of inventory exists. We had a reserve for inventory impairment of $630,063 as of September 30, 2004.

NOTE 3 -- EARNINGS PER SHARE COMPUTATION

The computations of the weighted-average common shares used in the computation of basic and diluted net loss per share is based on 14,587,881 and 13,953,573 shares for the nine months ended September 30, 2004 and 2003, respectively. Potential dilutive securities were not included in the EPS calculation since their effect would be antidilutive. Potential dilutive securities consisted of outstanding stock options and convertible preferred stock and common stock purchase warrants.

NOTE 4 - LONG-TERM DEBT

In September 2002, La Jolla Loans, Inc. ("La Jolla Loans") purchased and took an assignment of our financing facility with Coast Business Credit. At the same time, we entered into a Forbearance and Extension Agreement with La Jolla Loans. Under the terms of the forbearance agreement, La Jolla Loans agreed to not declare a default until June 30, 2003, when the entire principal would be due. La Jolla Loans has extended the forbearance period to June 30, 2004 and then to June 30, 2005. We paid annual loan renewal fees in 2003 and 2004 in the amount of $75,000 and $98,000 respectively. Interest of $18,225 at an effective rate of 14% is payable monthly along with additional monthly impound payments of approximately $65,000. La Jolla Loans will defer the difference between the minimum interest payment of $45,000 under the agreement with Coast Business Credit and the $24,500 minimum interest payments under the forbearance agreement for the forbearance period. If we fully perform under the terms and conditions of the forbearance agreement and no default occurs during the forbearance period, La Jolla Loans will release us from any obligation to pay that portion of the minimum monthly interest payments in excess of $18,225. The outstanding principal balance at September 30, 2004 was $1,562,164 and is reported on the balance sheet in the current portion of long-term debt. The Company is in compliance with all loan covenants as of September 30, 2004.

The company has an agreement with Oregon Freeze Dry, Inc. as a result of the settlement of a lawsuit. That agreement requires the payment of $50,000 per month until the agreed upon principal amount of $1,855,917 has been paid. The agreement does not require interest be paid on the note. The company has imputed interest at 11.1% in order to calculate the note balance on our financial records. The balance owing to Oregon Freeze Dry, Inc. at September 30,2004 was $770,979. Of that balance $324,164 is classified as long-term. Oregon Freeze Dry, Inc. has agreed to a temporary reduction in monthly payments and we are incompliance with the agreement based on that modification of terms.

                      CELL TECH INTERNATIONAL INCORPORATED
                                AND SUBSIDIARIES


NOTE 5 - CONTINGENCIES

MICROCYSTIS

As a result of certain conditions, Microcystis, a toxic alga, occasionally blooms in Klamath Lake at the same time aphanizomenon flos-aquae algae is harvested. We regularly test the algae we harvest for possible contamination. Algae that does not meet our standards is not used in products for human or animal consumption.

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

LITIGATION

On or about May 31, 2002, Daryl J. Kollman, one of our shareholders, filed an action in the Circuit Court of Klamath County (Case No. 02-01956CV) seeking to evict us from certain real property owned by him and Marta C. Carpenter (our President and CEO). Mr. Kollman and Ms. Carpenter are former husband and wife; they were divorced in May 2002. Mr. Kollman later added a claim for allegedly unpaid rent exceeding $558,000. On or about October 31, 2002, the Court dismissed Mr. Kollman's eviction claim. Mr. Kollman's claim for unpaid rent is currently pending. The Company believes that, as of September 30, 2004, it owes Mr. Kollman $472,915 in unpaid rent which amount is included in our balance sheet in related party payable. In September 2004, the Court referred this matter to a special master to perform an accounting of amounts owed. The special master is presently evaluating this matter. We expect that this case will result in a judgment against the Company of no less than $472,915. We cannot predict the amount of any further loss, if any, which could result from this lawsuit, but we expect that the final outcome of this case will have a material adverse effect on our financial condition.

On or about June 6, 2002, Mr. Kollman filed a lawsuit in the name of Klamath Cold Storage, Inc. ("KCS"), a company owned by Mr. Kollman and Ms. Carpentner, in the Circuit Court for the State of Oregon for Klamath County (Case No. 02-02040CV) to evict us from property owned by KCS. In this lawsuit, Mr. Kollman also alleges that we had not paid approximately $1,050,000 in rent as of the filing date. We have voluntarily vacated all of the KCS property. We contend that we have paid all rents owing and intend to vigorously defend this lawsuit. In September 2004, the Court referred this matter to a special master to perform an accounting of amounts allegedly owed. The special master is presently evaluating this matter. We cannot predict the amount of loss, if any, which could result from this lawsuit, but an unfavorable outcome could have a material adverse effect on our financial condition.

Prior to initiating the two lawsuits referenced above, and on or about February 19, 2002, Mr. Kollman filed two separate Notices of Claim of Lien upon Chattels against us, one of our subsidiaries (The New Algae Company), and Ms. Carpenter in Klamath County, Oregon (the "Notices"). The Notices purport to assert a lien on certain of our personal property for allegedly unpaid rents to Mr. Kollman and KCS. These rents are the same rents at issue in the two lawsuits discussed immediately above. We intend to vigorously defend against these liens. We cannot predict the amount of loss, if any, which could result from these liens, but an unfavorable outcome could have a material adverse impact upon our financial condition, cash flow, or results of operations.

On October 7, 2002, Daryl J. Kollman filed an additional lawsuit against us, two of our directors (Ms. Carpenter and Donald P. Hateley, our Chairman), and several other defendants who were subsequently dismissed from the action. The lawsuit was filed in the Circuit Court for the State of Oregon for Klamath County (Case No. 02-03774CV). The complaint asserted direct claims against us, Ms. Carpenter and Mr. Hateley. The complaint also asserted several derivative claims, brought on behalf of the Company, against only Ms. Carpenter and Mr. Hateley. On August 23, 2004, a jury rendered a verdict against the defendants in an aggregate amount that is subject to interpretation, but was for no less than $175 million. The verdict consisted of direct claims of $5.5 million against us and $61.3 million against Ms. Carpenter. Don Hateley was included as secondarily liable on one direct claim for $40 million. The jury also issued a verdict of approximately $105.5 million in derivative claims in favor of the Company and against Ms. Carpenter and Mr. Hateley.

                      CELL TECH INTERNATIONAL INCORPORATED
                                AND SUBSIDIARIES


On or about September 27, 2004, the defendants filed various motions to set aside the verdict. As a result of these motions, the Court dismissed the claim asserted directly against us in this action, all derivative claims, and all but one direct claim asserted against Ms. Carpenter and Mr. Hateley. On November 4, 2004, and as a result of the Court's ruling, a final judgment was entered against Ms. Carpenter and Mr. Hateley, in favor of Mr. Kollman, in the amount of $40 million. We, Ms. Carpenter and Mr. Hateley have since appealed this judgment to the Oregon Court of Appeals. Those appeals are pending.

Our two directors may have the right to seek indemnity from us for some or all of the judgment entered against them in this case. The tenth article of the Company's Certificate of Incorporation requires the corporation to indemnify directors to the fullest extent permitted by law. Our Director and Officer's insurance carrier has denied coverage for this claim. The directors have not asserted indemnity claims against the Company for the $40 million judgment imposed by the trial court. An unfavorable outcome on these potential indemnity claims would have a material adverse effect on our financial condition.

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

RELATED PARTY TRANSACTIONS

We lease approximately 100,000 square feet of office, processing, freezer and storage space directly from Marta C. Carpenter and Daryl J. Kollman, two of our principal shareholders. Most of these leases are year-to-year, although we do rent some space on a month-to-month basis and one lease will expire in 2005. We believe that the space we lease from Ms. Carpenter and Mr. Kollman and the rent we pay to them is at or below fair market values. Rental expense accrued for rent to Ms. Carpenter and Mr. Kollman during the first nine months of 2004 was $403,921. We owe Ms. Carpenter and Mr. Kollman $1,053,724 in accrued rental payments reflected on our balance sheet as a related party payable as of September 30, 2004.

COVENANTS RELATED TO THE PRIVATE PLACEMENT TO ZUBAIR KAZI

In connection with the sale of common shares to a private investor, Zubair Kazi, in 1999, we agreed to issue common stock and warrants to purchase common stock to Mr. Kazi if the consolidated stockholders' equity was less than $20,000,000 at December 31, 1999. As a result, penalty shares have accrued and we issued 3,333,192 shares of common stock to Mr. Kazi during the second quarter of 2003 and we converted the associated accrued liability of $624,860 to equity. Warrants to purchase an additional 3,333,192 shares of common stock were also due to Mr. Kazi on March 31, 2003. During the first nine months of 2004, an additional liability was recognized under the agreement in the amount of $77,889 related to the issuance of these shares and warrants, based on the fair value of the securities and has been accounted for in the financial statements. We have accrued and will continue to accrue additional penalties until the shares are registered or the agreement is otherwise cancelled. The accrued liability at September 30, 2004 was $160,426 and 1,046,051 shares and 4,379,243 warrants are issuable to Mr. Kazi.

                      CELL TECH INTERNATIONAL INCORPORATED
                                AND SUBSIDIARIES


Additionally, we were to register the shares originally sold to Mr. Kazi for resale within 120 days of the sale in 1999. At the time of registration of the shares another calculation is to be done and additional penalty shares will become due to Mr. Kazi if the fair value of the stock's market price decreases below a prescribed level of $1.425 per share. Due to the currently depressed market value of our stock, the number of shares that would be due to Mr. Kazi if we were to file a registration statement could be as much as several hundred million shares, including the potential exercise of warrants. Mr. Kazi has requested that shares be issued to him in exchange for cancellation of the current agreement. The total number of shares to be issued to him has not been determined. In anticipation of an agreement to cancel our current obligation to register Mr. Kazi's stock, the board has passed a resolution authorizing the issuing of 36,025,913 shares to Mr. Kazi to be held in trust pending the final resolution and calculation of shares to be issued to Mr. Kazi.

                      CELL TECH INTERNATIONAL INCORPORATED
                                AND SUBSIDIARIES


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. The Act provides a safe harbor for forward-looking statements to encourage companies to provide prospective information about themselves so long as they identify these statements as forward-looking and provide meaningful cautionary statements identifying important factors that could cause actual results to differ from the projected results. All statements, other than statements of historical fact, which we make in this Quarterly Report on Form 10-Q are forward-looking. The words "anticipates," "believes," "expects," "intends," "will continue," "estimates," "plans," "projects," the negative of these terms and similar expressions are intended to identify forward-looking statements. However, the absence of these words does not mean the statement is not forward-looking.

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

                      CELL TECH INTERNATIONAL INCORPORATED
                                AND SUBSIDIARIES


Management has introduced many new products and several new advertising campaigns for the purpose of increasing revenues and reversing the trend of net losses in current and prior years. Although management believes that it has made progress on these issues affecting our ability to continue as a going concern, we continue to experience many difficult challenges including recurring net losses, negative cash flow from operations, negative revenue trends and have negative working capital at September 30, 2004. These conditions give rise to substantial doubt about our ability to continue as a going concern.

We are continuing our efforts to raise both debt and equity financing. However, there can be no assurance that we will be able to obtain or service additional financing, or that if such financing were available, whether the terms or conditions would be acceptable to us.

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

We intend the following discussion to assist in the understanding of our financial position and our results of operations for the three and nine months ended September 30, 2004 compared to the same period in 2003. You should refer to the Consolidated Financial Statements and related Notes in conjunction with this discussion. Unless stated otherwise, all financial information presented below, throughout this report and in the Consolidated Financial Statements and related Notes includes Cell Tech and NAC on a consolidated basis.

OVERVIEW

We are a natural and nutritional products company. We develop and distribute a wide range of products made with Aphanizomenon flos-aquae (trade name Super Blue Green(R)) Algae ("SBGA") and other nutrients and ingredients through a multilevel network of independent Business Associates ("Business Associates"). We currently offer over 60 products that are intended to appeal to health-conscious consumers. We divide our products into three major product lines including nutritional supplements and foods, skin and hair care products, and animal and plant care.

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

Our loss per share was $0.23 for the nine months ended September 30, 2004 compared to a net loss of $0.33 per share for the same period in 2003. We primarily relate the net loss for the nine months ended September 30, 2004 of $3,399,268 to a decrease in revenue without corresponding decreases in administrative costs and selling expenses. Legal fees have been much higher in 2004. Some of the increase in legal fees was offset by a decrease in negative valuation allowances in regards to assets held for sale during 2004 compared to 2003.

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

IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS

We record impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows we estimate to generate by those assets are less than the carrying amount of those items. We base our cash flow estimates on historical results adjusted to reflect our best estimate of future market and operating conditions. We reduce the net carrying value of assets not recoverable to fair value. Our estimates of fair value represent our best estimate based on industry trends and reference to market rates and transactions. During the first nine months of 2003 we recorded impairment expenses for various assets designated as held for sale in the amount of $528,632 and for a building in the amount of $2.2 million. We have not recorded any impairment expense in 2004.

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

                      CELL TECH INTERNATIONAL INCORPORATED
                                AND SUBSIDIARIES


RESULTS OF OPERATIONS

The following table summarizes our unaudited operating results as a percentage of net sales for each of the periods indicated.


                                      Nine Months Ended             Three Months Ended
                                         September 30,                 September 30,
                                     ---------------------         ---------------------
                                      2004           2003           2004           2003
                                     ------         ------         ------         ------
REVENUE                               100.0%         100.0%         100.0%         100.0%

COST OF SALES                          28.2           31.5           28.0           32.1
                                     ------         ------         ------         ------

GROSS PROFIT                           71.8           68.5           72.0           67.9

COMMISSIONS                            41.9           42.3           42.3           42.6
                                     ------         ------         ------         ------

GROSS PROFIT AFTER COMMISSIONS         29.9           26.2           29.7           25.4

SHIPPING AND HANDLING EXPENSES          7.1            6.5            7.0            6.6

SELLING EXPENSES                       18.0           18.4           18.0           17.5

RESEARCH AND DEVELOPMENT                0.8            0.9            0.9            0.8

GENERAL AND ADMINISTRATIVE             25.1           10.1           29.5           11.2

ASSET WRITE-DOWN                         --           16.0             --           40.4
                                     ------         ------         ------         ------

OPERATING LOSS                        (21.1)         (25.7)         (25.6)         (51.0)

OTHER INCOME (EXPENSE)                 (0.3)           0.6           (0.1)          (0.5)

INTEREST EXPENSE                        1.6            2.3            1.4            2.0
                                     ------         ------         ------         ------

NET LOSS                              (23.0)         (27.3)         (27.1)         (53.5)
                                     ------         ------         ------         ------


THREE MONTHS ENDED SEPTEMBER 30, 2004 COMPARED WITH THE THREE MONTHS ENDED SEPTEMBER 30, 2003

Net sales for the three months ended September 30, 2004 were $4,681,546, a decrease of $769,543 or 14.1% from net sales of $5,451,089 for the three months ended September 30, 2003. We directly relate the decrease in sales to an 13.6% decrease in orders for the same period. The average number of distributors for the three months ended September 30, 2004 decreased to an average of 31,195, which was 10.8% lower than the average of 34,978 distributors for the three months ended September 30, 2003. We make sales of our food supplement products through a multi-level marketing network of distributors, so we positively link sales with the number of distributors.

Gross profit represents net sales less the cost of goods sold, which includes the cost of harvesting blue-green algae from Klamath Lake, the cost of other materials, direct labor expenses, an allocation of overhead costs, amortization, and depreciation. Gross profit increased to 72.0% of net sales during the three months ended September 30, 2004 from 67.9% of net sales during the same period in 2003. This increase was due to decreases in period costs due to our continuing cost cutting efforts.

Gross profit after commissions represents gross profit less commission expense. Commission expense for the three months ended September 30, 2004 and 2003 was $1,977,788 and $2,320,163, respectively, a decrease of $342,375 or 14.8%. We are a multi-level marketing organization. Business Associates make up our sales force. Business Associates buy algae products for their own consumption and they actively recruit other Business Associates into our network. Business Associates are paid commissions based upon their personal sales volumes and the sales of Business Associates beneath them in their network. Commission expense as a percentage of sales was 42.3% and 42.6% during the three months ended September 30, 2004 and 2003, respectively.

                      CELL TECH INTERNATIONAL INCORPORATED
                                AND SUBSIDIARIES


Operating expenses include shipping and handling expenses, selling expenses, research and development expenses and general and administrative expenses. In total, operating expenses decreased $1,576,103 or 37.8% to $2,589,516 for the three months ended September 30, 2004 from $4,165,619 for the three months ended September 30, 2003. We discuss the components of operating expenses discussed below.

      o Shipping and handling expenses decreased $34,509 or 9.6%, to $325,571 in 2004 from $360,080 in 2003. The decrease was due to a decrease in payroll expenses in 2004 of $10,000 and decreases in various other expenses due to the decrease in the number of orders. Shipping and handling expenses as a percent of net sales increased to 7.0% for the three months ended September 30, 2004 from 6.6% for the three months ended September 30, 2003. The increase is primarily due to the decrease in sales being greater than the decrease in costs associated with the shipping process.

      o Selling expenses includes order operator and Business Associates services, marketing and promotion expenses. Selling expenses decreased $108,783 or 11.4% between 2004 and 2003 to $843,646 from
            $952,429. This decrease was primarily due to decreases in consulting fees of $75,000 and decreases in various other smaller expenses.

      o Research and development expenses decreased $3,563 or 7.9% to $41,377 during the three months ended September 30, 2004 from $44,940 during the same period in 2003, which constituted 0.9% and 0.8% of net sales, respectively.

      o General and administrative expenses increased by $770,752, or 127%, between 2004 and 2003 to $1,378,922 from $608,170. For the three months ended September 30, 2004, general and administrative expenses averaged 29.5% of sales while they were 11.2% of sales for the three months ended September 30, 2003. The increase between 2004 and 2003 is primarily attributable to the additional legal fees incurred in 2004 of $723,000.

      o There were no asset write-down expenses incurred during the three months ended September 30, 2004 compared to $2.2 million for the three months ended September 30, 2003. The write-down expense in 2003 related to a building that was reduced to fair value.


Other income increased by $22,005 to a net expense of $5,147 for the three months ended September 30, 2004 from a net expense of $27,152 for the three months ended September 30, 2003.

Net interest expense decreased to $66,303 for the three months ended September 30, 2004 from $108,295 for the three months ended September 30, 2003. This decrease was due primarily to reduced principal balances to La Jolla Loan and to Oregon Freeze Dry. Net interest expense represented 1.4% and 2.0% of sales for each of the three months ended September 30, 2004 and 2003, respectively.

Net loss improved $1,648,145 resulting in a loss of $1,269,372 for the three months ended September 30, 2004 compared to a net loss of $2,917,517 for the comparable period in 2003. As a percentage of net sales, the net loss was 27.1% of revenue during the three months ended September 30, 2004 and 53.5% of revenue for the comparable period in 2003. The smaller net loss was due primarily to not having any asset impairment charges in 2004. Partially offsetting the smaller net loss was increased legal expense.

                      CELL TECH INTERNATIONAL INCORPORATED
                                AND SUBSIDIARIES


NINE MONTHS ENDED SEPTEMBER 30, 2004 COMPARED WITH THE NINE MONTHS ENDED SEPTEMBER 30, 2003

Net sales for the nine months ended September 30, 2004 were $14,809,351, a decrease of $2,242,662 or 13.2% from net sales of $17,052,013 for the nine months ended September 30, 2003. We directly relate the decrease in sales to an 11.1% decrease in our customer base during the same period. The number of Business Associates for the month ended September 30, 2004 was 30,733 compared to 34,568 for the month ended September 30, 2003. Average order size remained constant at about $124. We make sales of our food supplement products through a multi-level marketing network of Business Associates.

Gross profit represents net sales less the cost of goods sold, which includes the cost of harvesting blue-green algae from Klamath Lake, the cost of other materials, direct labor expenses, an allocation of overhead costs, amortization, and depreciation. Gross profit increased to 71.8% of net sales during the nine months ended September 30, 2004 from 68.5% of net sales during the same period in 2003. This increase was due in part to a price increase late in the first half of 2003 and to ongoing cost reduction efforts by the company.

Gross profit after commissions represents gross profit less commission expense. Commission expense for the nine months ended September 30, 2004 and 2003 was $6,201,017 and $7,216,020, respectively, a decrease of $1,015,003 or 14.1%. We are a multi-level marketing organization. Business Associates make up our sales force. Business Associates buy algae products for their own consumption and they actively recruit other Business Associates into our network. Business Associates are paid commissions based upon their personal sales volumes and the sales of Business Associates beneath them in their network. Commission expense as a percentage of sales was 41.9% and 42.3% during the nine months ended September 30, 2004 and 2003, respectively.

Operating expenses include shipping and handling expenses, selling expenses, research and development expenses, general and administrative expenses and asset write-down expense. In total, operating expenses decreased $1,285,336 or 14.5% to $7,556,806 for the nine months ended September 30, 2004 from $8,842,142 for the nine months ended September 30, 2003. We discuss the components of operating expenses discussed below.

      o Shipping and handling expenses decreased $51,755 or 4.7%, to $1,055,336 in 2004 from $1,107,091 in 2003. The decrease was due to a decrease in sales volume during 2004. Shipping and handling expenses as a percent of net sales increased to 7.1% for the nine months ended September 30, 2004 from 6.5% for the nine months ended September 30, 2003.

      o Selling expenses includes order operator and distributor services expenses, marketing and promotion expenses. Selling expenses decreased $468,055 or 14.9% between 2004 and 2003 to $2,667,371 from
            $3,135,426. This decrease was primarily due to decreases in advertising and promotional expenses of $232,000, payroll expense of $48,000, depreciation expense of $68,000, and credit card processing fees of $56,000. Selling expenses as a percent of net sales were 18.0% for the nine months ended September 30, 2004 and 18.4% of sales for the nine months ended September 30, 2003.

      o Research and development expenses decreased 23.2% to $115,708 during the nine months ended September 30, 2004 from $150,664 during the same period in 2003, which constituted 0.8% and 0.9% of net sales, respectively. The decrease in expense relates to a decrease in laboratory supplies expense and depreciation expense.

      o General and administrative expenses increased by $1,998,062 or 116% between 2004 and 2003 to $3,718,391 from $1,720,329. For the nine months ended September 30, 2004, general and administrative expenses averaged 25.1% of sales while they were 10.1% of sales for the nine months ended September 30, 2003. The increase between 2004 and 2003 is primarily attributable to an increase in legal fees of $1.5 million and increased amortization of leasehold improvements of $540,000.

      o Asset write-down expense of $2,728,632 for the nine months ended September 30, 2003 was not recurring for the nine months ended September 30, 2004.

                      CELL TECH INTERNATIONAL INCORPORATED
                                AND SUBSIDIARIES


Other income and expense decreased by $146,756 to a net expense of $40,521 for the nine months ended September 30, 2004 from net other income of $106,235 for the nine months ended September 30, 2003. The decrease was due primarily to the settlement with The Nature Conservancy litigation resulting in a one-time recognition of income of $161,000 during 2003.

Net interest expense decreased to $229,120 for the nine months ended September 30, 2004 from $384,332 for the nine months ended September 30, 2003. This decrease was due primarily to decreases in principal debt owing in 2004 and due to additional interest charges recorded during 2003 in connection with the settlement of the Oregon Freeze Dry litigation and the resulting note payable. Net Interest expense represented 1.6% and 2.3% of sales for each of the nine months ended September 30, 2004 and 2003, respectively.

Net income increased by $1,260,782 resulting in a loss of $3,399,268 for the nine months ended September 30, 2004 from a net loss of $4,660,050 for the comparable period in 2003. As a percentage of net sales, net income increased by 4.3% for the nine months ended September 30, 2004 resulting in a net loss of 23.0% of revenue from a net loss of 27.3% of revenue for the comparable period in 2003. The increase in net income was due to the non-recurrence of write-down expense in the amount of $2.7 million partially being offset by net sales decreasing by 12.7%, litigation costs increasing by $1.5 million, and amortization expense increasing by $540,000 for leasehold improvements that either have been abandoned or that are scheduled to be abandoned.

LIQUIDITY AND CAPITAL RESOURCES

We had net losses of $5,651,029, $3,497,387 and $5,015,350 for the years ended December 31, 2003, 2002 and 2001, respectively, and had a working capital deficit of $3,699,942 and $4,282,898 at December 31, 2003 and 2002,
respectively. As a result, our independent registered public accountants have included in our annual report an explanatory paragraph in their report covering those periods, which expresses substantial doubt about our ability to continue as a going concern.

Our working capital deficit at September 30, 2004 increased to $5,858,123, which represents a reduction in working capital of $2,252,741 from a working capital deficit of $3,699,942 as of December 31, 2003. At September 30, 2004, we had a bank overdraft of $570,965 versus a bank overdraft of $481,496 as of December 31, 2003.

In September 2002, La Jolla Loans, Inc. ("La Jolla Loans") purchased and took an assignment of our financing facility with Coast Business Credit. At the same time, we entered into a Forbearance and Extension Agreement with La Jolla Loans. Under the terms of the forbearance agreement, La Jolla Loans agreed not to declare a default until June 30, 2003, when the entire principal is due. La Jolla Loans extended the forbearance period to June 30, 2004 and then again to June 30, 2005 by payment of annual renewal fees. Interest of $18,225 at an effective rate of 14% is payable monthly along with additional monthly impound payments for insurance and property taxes of approximately $47,000. La Jolla Loans will defer the difference between the minimum interest payment of $45,000 under the agreement with Coast Business Credit and the $24,500 minimum interest payments under the forbearance agreement for the forbearance period. If we fully perform under the terms and conditions of the forbearance agreement and no default occurs during the forbearance period, La Jolla Loans will release us from any obligation to pay that portion of the minimum monthly interest payments in excess of $18,225. The outstanding principal balance at September 30, 2004 was $1,562,164.

Our existing capital resources are likely to not be adequate to fund our operations for an extended period of time. We have no present commitments or agreements with respect to any acquisitions or purchases of manufacturing facilities or new technologies. Any future changes in our operations could utilize our available capital resources faster than anticipated. Our capital requirements depend on numerous factors, including:

      o     the introduction of new products;

      o change in the number of distributors and the retention of our current distributor base; and

      o     research and development efforts.

                      CELL TECH INTERNATIONAL INCORPORATED
                                AND SUBSIDIARIES


If existing capital resources are insufficient to meet our capital requirements, we will be required to raise additional funds, which we cannot assure will be available on favorable terms, if at all, or reduce costs which could impair our ability to conduct ongoing business operations.

CASH FLOWS

Net cash flows used for operating activities for the nine months ended September 30, 2004 amounted to $105,966 compared to cash flows provided by operations of $277,925 for the nine months ended September 30, 2003. The decrease in cash flows generated by operations is primarily due to decreased revenues and increased expenses related primarily to shareholder litigation during the nine months ended September 30, 2004.

Cash flows used in investing activities for the nine months ended September 30, 2004 were $41,400 representing a decrease of $132,388 from net cash provided by investing activities of $90,988 for the nine months ended September 30, 2003. The primary reason for the higher cash flow from investing in 2003 was the auction of equipment held during the third quarter.

Net cash flows provided by financing activities was $147,366 for the nine months ended September 30, 2004 versus net cash used for financing activities of $368,913 during 2003. This change between years is principally due to the use of proceeds from the auction in 2003 to reduce the principle balance of the loan due to La Jolla Loans. During 2004, the increase in related party debt was greater in amount than the decrease in long-term debt.

OFF-BALANCE SHEET ARRANGEMENTS

As of September 30, 2004 we had no off-balance sheet arrangements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have not entered into any transactions using derivative financial instruments or derivative commodity instruments and believe that our exposure to market risk associated with other financial instruments is not material.

Our primary market risks include fluctuations in interest rates. Our management believes that fluctuation in interest rates in the near term would not materially affect our consolidated operating results, financial position or cash flows, as we have limited risks related to interest rate fluctuations.

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

                      CELL TECH INTERNATIONAL INCORPORATED
                                AND SUBSIDIARIES


ITEM 4. CONTROLS AND PROCEDURES

      (a) Evaluation of disclosure controls and procedures

      The term "disclosures controls and procedures" refers to the controls and procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under Rules 13a - 14 of the Securities and Exchange Act of 1934 (the "Exchange Act") is recorded, processed, summarized and reported within the required time periods. As of September 30, 2004 we carried out an evaluation under the supervision and with participation of our Principal Executive Officer and Principal Financial Officer of the effectiveness of our disclosure controls and procedures. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer has concluded that, as of September 30, 2004, such controls and procedures were effective in ensuring that required information will be disclosed on a timely basis in our periodic reports filed under the Exchange Act.

      (b) Changes in internal controls

      There were no significant changes to our internal controls or in other factors that could significantly affect these controls subsequent to the date of such evaluation, and there were no corrective actions required with regard to significant deficiencies and weaknesses.



                          PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On or about May 31, 2002, Daryl J. Kollman, one of our shareholders, filed an action in the Circuit Court of Klamath County (Case No. 02-01956CV) seeking to evict us from certain real property owned by him and Marta C. Carpenter (our President and CEO). Mr. Kollman and Ms. Carpenter are former husband and wife; they were divorced in May 2002. Mr. Kollman later added a claim for allegedly unpaid rent exceeding $558,000. On or about October 31, 2002, the Court dismissed Mr. Kollman's eviction claim. Mr. Kollman's claim for unpaid rent is currently pending. The Company believes that, as of September 30, 2004, it owes Mr. Kollman $472,915 in unpaid rent which amount is included in our balance sheet in related party payable. In September 2004, the Court referred this matter to a special master to perform an accounting of amounts owed. The special master is presently evaluating this matter. We expect that this case will result in a judgment against the Company of no less than $472,915. We cannot predict the amount of any further loss, if any, which could result from this lawsuit, but we expect that the final outcome of this case will have a material adverse effect on our financial condition.

On or about June 6, 2002, Mr. Kollman filed a lawsuit in the name of Klamath Cold Storage, Inc. ("KCS"), a company owned by Mr. Kollman and Ms. Carpenter, in the Circuit Court for the State of Oregon for Klamath County (Case No. 02-02040CV) to evict us from property owned by KCS. In this lawsuit, Mr. Kollman also alleges that we had not paid approximately $1,050,000 in rent as of the filing date. We have voluntarily vacated all of the KCS property. We contend that we have paid all rents owing and intend to vigorously defend this lawsuit. In September 2004, the Court referred this matter to a special master to perform an accounting of amounts allegedly owed. The special master is presently evaluating this matter. We cannot predict the amount of loss, if any, which could result from this lawsuit, but an unfavorable outcome could have a material adverse effect on our financial condition.

Prior to initiating the two lawsuits referenced above, and on or about February 19, 2002, Mr. Kollman filed two separate Notices of Claim of Lien upon Chattels against us, one of our subsidiaries (The New Algae Company), and Ms. Carpenter in Klamath County, Oregon (the "Notices"). The Notices purport to assert a lien on certain of our personal property for allegedly unpaid rents to Mr. Kollman and KCS. These rents are the same rents at issue in the two lawsuits discussed immediately above. We intend to vigorously defend against these liens. We cannot predict the amount of loss, if any, which could result from these liens, but an unfavorable outcome could have a material adverse impact upon our financial condition, cash flow, or results of operations.

                      CELL TECH INTERNATIONAL INCORPORATED
                                AND SUBSIDIARIES


On October 7, 2002, Daryl J. Kollman filed an additional lawsuit against us, two of our directors (Ms. Carpenter and Donald P. Hateley, our Chairman), and several other defendants who were subsequently dismissed from the action. The lawsuit was filed in the Circuit Court for the State of Oregon for Klamath County (Case No. 02-03774CV). The complaint asserted direct claims against us, Ms. Carpenter and Mr. Hateley. The complaint also asserted several derivative claims, brought on behalf of the Company, against only Ms. Carpenter and Mr. Hateley. On August 23, 2004, a jury rendered a verdict against the defendants in an aggregate amount that is subject to interpretation, but was for no less than $175 million. The verdict consisted of direct claims of $5.5 million against us and $61.3 million against Ms. Carpenter. Don Hateley was included as secondarily liable on one direct claim for $40 million. The jury also issued a verdict of approximately $105.5 million in derivative claims in favor of the Company and against Ms. Carpenter and Mr. Hateley. On or about September 27, 2004, the defendants filed various motions to set aside the verdict. As a result of these motions, the Court dismissed the claim asserted directly against us in this action, all derivative claims, and all but one direct claim asserted against Ms. Carpenter and Mr. Hateley. On November 4, 2004, and as a result of the Court's ruling, a final judgment was entered against Ms. Carpenter and Mr. Hateley, in favor of Mr. Kollman, in the amount of $40 million. We, Ms. Carpenter and Mr. Hateley have since appealed this judgment to the Oregon Court of Appeals. Those appeals are pending.

Our two directors may have the right to seek indemnity from us for some or all of the judgment entered against them in this case. The tenth article of the Company's Certificate of Incorporation requires the corporation to indemnify directors to the fullest extent permitted by law. Our Director and Officer's insurance carrier has denied coverage for this claim. The directors have not asserted indemnity claims against the Company for the $40 million judgment imposed by the trial court. An unfavorable outcome on these potential indemnity claims would have a material adverse effect on our financial condition.

The Company is also involved in various legal matters arising in the normal course of business. In the opinion of management, the Company's liability, if any, arising from legal proceedings related to these matters is not expected to have a material effect on the consolidated financial statements of the Company.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

      None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

      Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.

ITEM 5. OTHER INFORMATION

      None.

                      CELL TECH INTERNATIONAL INCORPORATED
                                AND SUBSIDIARIES


ITEM 6. EXHIBITS


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

3.4 Amended and Restated Bylaws incorporated by reference to the Registration Statement on Form SB-2 dated June 21, 1996.

31.1 Certification of chief executive officer and chief accounting officer pursuant to item 601(b)(31) of regulation S-K, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certificate of Marta C. Carpenter pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


This exhibit shall not be deemed "filed" for purposes of section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference in any filing under the securities Act of 1933 or the Securities Act of 1934, whether before or after the date hereof and irrespective of any general incorporation language in any filings.

                      CELL TECH INTERNATIONAL INCORPORATED
                                AND SUBSIDIARIES


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      CELL TECH INTERNATIONAL INCORPORATED

November 19, 2004                     /s/ Marta C. Carpenter
                                      ----------------------
                                      Marta C. Carpenter
                                      President and Chief Executive Officer
                                      (Duly Authorized Officer and Principal
                                      Executive Officer and Principal Financial
                                      and Accounting Officer)